Form 10QSB
period 2000-05-31
UNICO INC /AZ/
filed 2000-07-21
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the quarterly period ended 5/31/00
                       Commission file number 000-30239

                             UNICO, INCORPORATED
       ________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

            Arizona                                 86-0205130
____________________________           ___________________________________
(State or other jurisdiction           (IRS Employer Identification Number)
of incorporation or organization)


                            6475 Grandview Avenue
                                 P.O. Box 777
                          Magalia, California  95954
                   ________________________________________
                   (Address of principal executive offices)


                                (530) 873-4394
               ________________________________________________
               (Issuer's telephone number, including area code)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]      No [ X ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of July 7, 2000, the issuer had outstanding 55,266,712 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of May 31, 2000 and the related audited consolidated balance sheet of Unico, Incorporated as of February 29, 2000, the unaudited related consolidated statements of operations and cash flows for the three month periods ended May 31, 2000 and May 31, 1999, the unaudited related statement of stockholders' equity for the three month period ended May 31, 2000, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Unico, Incorporated consolidated with HydroClear, Ltd., its wholly-owned subsidiary which is currently inactive. The names "Unico", "we", "our" and "us" used in this report refer to Unico, Incorporated.

     Unico was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

     On March 30, 1992, Unico entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. This Mining Lease and Option to Purchase is referred to in this report as the "Deer Trail Lease". The Deer Trail Lease runs for a period of 10 years, and covers 28 patented claims, 5 patented mill sites and 171 unpatented claims located approximately 5 miles South of Marysvale, Utah. It includes mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines. The property has not been mined since 1981.
There are no known, proven or probable reserves on the property.

     During Unico's last 2 fiscal years ended February 29, 2000, and since then, Unico has worked toward reopening the Deer Trail Mine. Unico has acquired the necessary permits to commence mining activities, provided that the surface disturbance from the mining activities does not exceed 5 acres for both mine and mill. Unico plans to seek a permit for large scale mining operations.

     During the past 2 fiscal years, Unico has explored the Deer Trail property, conducted a geological evaluation of the property, repaired old mining equipment and Unico has upgraded the infrastructure of the mine by installing pumping equipment, thousands of feet of pipe, and some new mining track and mining timbers to prepare the way for new mining activities. The only actual mining activities engaged in by Unico on the property have been for testing and evaluation purposes only.

     Unico expects to commence active mining operations on the property in approximately September 2000.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     During the next 12 months, Unico's plan of operation consists of the following:

     - acquire approximately 680 acres of property near the mine to be used in connection with the proposed mining operations;

     - finish the installation of a ball mill;

     - hire additional employees needed to commence mining operations;

     - commence mining operations in approximately September 2000;

     - raise up to $1,000,000 in additional funds.

     Since February 29, 2000, Unico has issued 5,000,000 shares of its common stock at $0.10 per share. Unico has received approximately $150,000 of cash proceeds and $50,000 of services from the sale of its shares and Unico expects to receive approximately $300,000 more in cash proceeds in the near future. Much of these funds have been spent acquiring equipment necessary for mining operations. Unico's current cash will sustain operations only for approximately 2 to 3 additional months.

Results of Operations.

     During the three months ended May 31, 2000, Unico experienced a net loss in the amount of $169,136, or approximately ($0.003) per share, compared to the net loss of $215,605, or approximately ($0.004) per share, for the three months ended May 31, 1999.

     Unico attributes the decreased net loss for the three month period ended May 31, 2000 primarily to a $40,940 decrease in general and administrative expenses.

Liquidity and Capital Resources

     Unico's stockholders' (deficit) decreased $9,614 in the three months ended May 31, 2000, from a deficit of ($1,694,310) as of February 29, 2000 to a deficit of ($1,684,696) as of May 31, 2000. Cash and cash equivalents decreased $3,246 to $209,540 at May 31, 2000 from $212,786 at February 29,
2000. Cash used in operating activities reflects a net loss of $169,136, partially offset by non-cash expenses of $50,000 for common stock issued for services.

     This decrease in cash and cash equivalents was partially offset by net cash provided by financing activities through $128,750 cash received for the issuance of shares of Unico's common stock and a $67,500 increase in advances from related parties. Unico utilized $140,900 cash for capital requirements for the purchase of property and equipment, and approximately $58,596 cash in paying operating expenses.

     Unico's most significant cash needs in 2000 include raising funds for the purchase of approximately 680 acres of land adjacent to the mining property which Unico is leasing and to pay for expenses associated with the commencement of mining activities. Unico's present cash resources are not adequate to sustain operations through 2000. Unico will be required to raise additional capital through borrowing or additional sale of equity.

     Our auditors have issued a "going concern" opinion in note 8 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising and/or collecting an additional $250,000 to $300,000 in equity or debt capital in the next 2 to 3 months, we believe that Unico will have sufficient funds to complete its planned real property acquisition, commence mining operations, and meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

     We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing, for which we have no commitments.

     During the quarter ended May 31, 2000, Pellett Investments purchased or arranged for the purchase of convertible notes for $400,000 which were converted into 4,000,000 shares of Unico common stock at $0.10 per share. Unico issued all 4,000,000 shares but Unico had received payment for only approximately 1,000,000 of the shares as of May 31, 2000. Unico should soon receive approximately $300,000 cash for the shares already issued. After receiving payment of the remaining $300,000 cash Unico will then issue an additional 1,200,000 shares to persons affiliated with Pellett Investments for no additional consideration.

     Revenue. We have had no revenues from operations during the past two fiscal years or since our last fiscal year ended February 29, 2000. We do not anticipate generating any revenues from operations until approximately 2 to 3 months after we commence active mining operations.

     Cost of operations. During the last several months Unico has spent substantial funds on purchasing equipment and preparing the Deer Trail mine for active mining operations which we intend to commence in September 2000.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     The following legal proceedings involving Unico as a defendant were either commenced or settled during the three month period ended May 31, 2000:

     1.  On February 9, 2000, a case was filed against Unico by Bill L.
         Means, Sherman Milliner and Mary C. Milliner. The case was filed in Superior Court, Maricopa County, State of Arizona (Case No. CV2000-002588). The plaintiffs sought $150,000 plus interest as the result of an alleged breach of contract by Unico. The case was recently settled with Unico agreeing to pay $141,500 to the plaintiffs over a period of approximately 6 years. If Unico defaults on its settlement payment obligations, a judgment will be entered against Unico for the full $150,000 plus prejudgment interest from May 22, 1995 at 6% per annum, and post judgment interest at 10% per annum. Unico is to provide 1,000,000 shares of its common stock as security for the judgment.

     2. In April, 2000, Melvin J. Sullivan filed a lawsuit against Unico in the U.S. District Court, District of Utah, Central Division (Case No. 2:00CV-0290) in which plaintiff alleges that he was injured while operating a mucker on Unico's property. The plaintiff alleges general damages of at least $100,000 and other unspecified damages. Unico denies any liability, and intends to defend the case vigorously. Unico has filed a counterclaim against Mr. Sullivan seeking reimbursement for the repair costs incurred in repairing the mucker.

Item 2.     Changes in Securities.

     During the three month period ended May 31, 2000, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:


                                  No. of
Date         Recipient            Shares       Consideration   Valuation
--------     ----------------     ---------    -------------   ----------
04/26/00     Xion, Inc.           2,000,000    Cash            $200,000
05/02/00     B & H Industries     2,000,000    Cash            $200,000
05/26/00     David J. Capraro       500,000    Cash            $ 50,000
05/26/00     Eben Loewenthal        500,000    Services        $ 50,000


     Mr. David J. Capraro holds an option to purchase up to 1,550,000 shares at $0.10 per share on or before 02/14/02. Mr. Capraro exercised a portion of this option by purchasing 500,000 shares at $0.10 per share on or about 05/26/00 which purchase has been identified in the table above.

     Unico is presently owed approximately $300,000 for the issuances of shares to Xion, Inc. and/or B & H Industries in April and May, 2000.

All of the shares described above in the table were sold directly by Unico, and no underwriters were involved in the transactions. Unico relied on section 4(2) of the Securities Act of 1933 in making the sales of securities to David J. Capraro and Eben Loewenthal. The shares sold to Xion, Inc. and B & H Industries were sold pursuant to Rule 504 of Regulation D and Section 3(b) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning Unico. Each purchaser also had the opportunity to investigate Unico and ask questions of its president and board of directors. The securities sold to David J. Capraro and Eben Loewenthal were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold to David
J. Capraro and Eben Loewenthal was appropriately restricted by Unico.

Item 3.     Defaults Upon Senior Securities.

     None

Item 4.     Submission of Matters to a vote of Security Holders.

     None

Item 5.     Other Information.

     None

Item 6.     Exhibits and Reports on Form 8-K.

     (a)     There are no exhibits included with this report.

     (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended May 31, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UNICO, INCORPORATED
                          (Registrant)


Date: July 18, 2000      By: /s/ Ray C. Brown
                            ---------------------------------
                            Ray C. Brown, Chief Executive
                            Officer and Principal Financial
                            and Accounting Officer

                          UNICO, INC. AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                      May 31, 2000 and February 29, 2000

                          UNICO, INC. AND SUBSIDIARY
                         Consolidated Balance Sheets


                                    ASSETS

                                                      May 31,   February 29,
                                                       2000         2000
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                        $    209,540  $    212,786
 Taxes receivable                                          433           433
 Prepaid expenses                                        5,000         9,719
                                                  ------------- -------------

  Total Current Assets                                 214,973       222,938
                                                  ------------- -------------
PROPERTY AND EQUIPMENT

 Property and equipment, net (Note 4)                  310,088       178,029
                                                  ------------- -------------

  Total Property and Equipment                         310,088       178,029
                                                  ------------- -------------
OTHER ASSETS

 Operating agreement (Note 10)                               -             -
 Refundable deposit                                        500           500
                                                  ------------- -------------

  Total Other Assets                                       500           500
                                                  ------------- -------------

  TOTAL ASSETS                                    $    525,561  $    401,467
                                                  ============= =============

                          UNICO, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets (Continued)



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      May 31,   February 29,
                                                       2000         2000
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                 $     55,340  $     32,915
 Accrued expenses                                        1,410         1,410
 Advances from related parties (Note 7)                755,699       688,199
 Notes payable (Notes 5 and 10)                        286,000       286,000
 Accrued interest payable                              557,761       530,456
                                                  ------------- -------------

  Total Current Liabilities                          1,656,210     1,538,980
                                                  ------------- -------------

COMMITMENTS AND CONTINGENCIES (Note 10)                554,047       556,797
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, 100,000,000 shares authorized at
  $0.10 par value; 50,266,712 shares issued and
  outstanding                                        5,526,671     5,026,671
 Additional paid-in capital                            325,052       325,052
 Stock subscription receivable                        (421,250)     (100,000)
 Accumulated deficit                                (7,115,169)   (6,946,033)
                                                  ------------- -------------

  Total Stockholders' Equity (Deficit)              (1,684,696)   (1,694,310)
                                                  ------------- -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $    525,561  $    401,467
                                                  ============= =============

                          UNICO, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                  For the Three Months Ended
                                                           May 31,
                                                      2000           1999
                                                  ------------- -------------
REVENUES

 Sales                                            $          -  $          -
                                                  ------------- -------------

  Total Revenues                                             -             -
                                                  ------------- -------------
EXPENSES

 General and administrative                            127,405       168,345
 Depreciation and amortization                           8,841         9,159
                                                  ------------- -------------

  Total Expenses                                       136,246       177,504
                                                  ------------- -------------

  Loss from Operations                                (136,246)     (177,504)
                                                  ------------- -------------
OTHER INCOME (EXPENSES)

 Investment income                                         415           567
 Interest expense                                      (33,305)      (38,668)
                                                  ------------- -------------

  Total Other Income (Expenses)                        (32,890)      (38,101)
                                                  ------------- -------------

NET LOSS                                          $   (169,136) $   (215,605)
                                                  ============= =============

BASIC LOSS PER SHARE                              $      (0.00) $      (0.00)
                                                  ============= =============

                          UNICO, INC. AND SUBSIDIARY
          Consolidated Statements of Stockholders' Equity (Deficit)
                                 (Unaudited)



                                  Common Stock          Additional     Stock
                             -------------------------   Paid-in    Subscription  Accumulated
                                Shares      Amount       Capital     Receivable     Deficit
                             ------------ ------------ ------------ ------------ -------------
Balance, February 29, 2000     50,266,712 $  5,026,671 $   325,052  $  (100,000) $ (6,946,033)

Common stock issued for cash
 and subscription receivable
 at $0.10 per share             4,000,000      400,000           -     (321,250)            -

Common stock issued for
 cash at $0.10 per share          500,000       50,000           -            -             -

Common stock issued for
 services at $0.10 per share      500,000       50,000           -            -             -

Net loss for the three months
 ended May 31, 2000                     -            -           -            -      (169,136)

                             ------------ ------------ ------------ ------------ -------------

Balance, May 31, 2000          55,266,712 $  5,526,671 $   325,052  $  (421,250) $ (7,115,169)
                             ============ ============ ============ ============ =============

<CAPTION

                         UNICO, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                 For the Three Months Ended
                                                                           May 31,
                                                                     2000           1999
                                                                 ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                        $   (169,136) $    (215,605)
 Adjustments to reconcile net loss to net cash (used) by
  operating activities:
   Stock issued for services                                           50,000         21,900
   Depreciation                                                         8,841          9,159
   Loss on disposition of asset                                             -            667
 Changes in operating assets and liabilities:
  Decrease in accounts receivable and related receivables                   -         29,100
  Decrease in prepaid expenses                                          4,719              -
  Increase in accounts payable and other liabilities                   46,980         53,112

                                                                 ------------- --------------

   Net Cash (Used) by Operating Activities                            (58,596)      (101,667)
                                                                 ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                            (140,900)             -
                                                                 ------------- --------------

   Net Cash (Used) by Investing Activities                           (140,900)             -
                                                                 ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in advances from related parties                             67,500         82,746
 Issuance of stock for cash                                           128,750         40,000
                                                                 ------------- --------------

   Net Cash Provided by Financing Activities                          196,250        122,746
                                                                 ------------- --------------

NET INCREASE (DECREASE) IN CASH                                        (3,246)        21,079

CASH AT BEGINNING OF PERIOD                                           212,786         81,642
                                                                 ------------- --------------

CASH AT END OF PERIOD                                            $    209,540  $     102,721
                                                                 ============= ==============
CASH PAID DURING THE PERIOD FOR:

 Interest                                                        $      6,000  $           -
 Income taxes                                                    $          -  $           -

NON-CASH FINANCING ACTIVITIES:

 Issuance of stock for services                                  $     50,000  $      21,900


                      UNICO, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                  May 31, 2000 and February 29, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

       Unico, Inc. (the Company) was organized under the laws of the State of Arizona on May 27, 1966 under the name of I.I. Incorporated. The name was later changed to Industries International, Incorporated, then Red Rock Mining Co., Inc. and finally Unico, Inc. The Company was incorporated for the purpose of exploring and, if warranted, developing unpatented lode mining claims. The Company is presently maintaining and drilling the claims through sampling, tunnel cleaning, timbering, drill site preparation and other evaluation activities while seeking financing for further exploration and development. To date, there has been no material production from the claims and there are no known, proven or probable reserves.

       HydroClear, Ltd., the Company's wholly-owned subsidiary, was organized for the purpose of marketing water purification units used for purifying swimming pool or cooling tower water by eliminating bacteria and algae without the use of chlorine or bromine. HydroClear, Ltd. is currently inactive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Accounting Method

      The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, or 29, year end.

      b.  Basic Loss Per Share

      The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                            For the
                                                       Three Months Ended
                                                             May 31,
                                                        2000          1999
                                                   -------------- ------------
           Net loss (numerator)                    $    (169,136) $  (215,605)

           Weighted average shares outstanding
            (denominator)                             51,989,538   47,674,114
                                                   -------------- ------------
           Basic loss per share                    $       (0.00) $     (0.00)
                                                   ============== ============

     Dilutive loss per share is not presented due to potentially dilutive items being antidilutive in nature.

                      UNICO, INC. AND SUBSIDIARY
           Notes to the Consolidated Financial Statements
                  May 31, 2000 and February 29, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      c.  Provision for Taxes

      At May 31, 2000, the Company had net operating loss carryforwards of approximately $7,115,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

      d.  Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      e.  Principles of Consolidation

      The consolidated financial statements include those of Unico, Inc. (the Company) and its wholly-owned subsidiary, HydroClear, Ltd.

      f.  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      g.  Recoverability of Asset Costs

      The Company assesses on an annual basis the recoverability of its investment in mining rights. Any decline in value is recorded when recognized. Any sale of assets is charged to asset costs until the cost has been recovered in full.

      h.  Unaudited Financial Statements

      The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 - MINING CLAIMS AND LEASES

      The Company received four Quit Claim Deeds, all dated August 5, 1986, from an unrelated corporation for thirty-two (32) unpatented mining claims located in Piute County, Utah. The mine was obtained in exchange for the issuance of two million seven hundred thousand (2,700,000) shares of Company's common stock. No cost basis has been ascribed to the mine.

                      UNICO, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                  May 31, 2000 and February 29, 2000


NOTE 3 - MINING CLAIMS AND LEASES (Continued)

      On March 30, 1992, the Company entered into a ten-year Mining Lease-Option to Purchase, to be effective June 1, 1992, of twenty-eight (28) patented claims comprising 505.3 acres, five (5) patented mill sites with 30 acres and one hundred seventy one (171) unpatented claims encompassing 2,720 acres located near Marysvale, Utah (the Deer Trail Mine). Required lease royalty-rentals are five percent (5%) of gross receipts from mineral sales less certain specified operating costs but not less than, initially, four thousand dollars ($4,000) per month. The minimum monthly royalty increased by two thousand dollars ($2,000) in July 1994 and 1997, and will increase again in July 2000. The option purchase price is two million dollars ($2,000,000) until May 31, 1999, and four million dollars ($4,000,000) until May 31, 2002, the end of the lease-purchase agreement.

NOTE 4 - FIXED ASSETS

      Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

      Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

         Description                  Useful Lives
         ----------------             -------------

         Automobiles                  4 years
         Lab equipment                10 years
         Mining equipment             12 years


 Fixed assets consist of the following:

                                                   May 31,     February 29,
                                                    2000          2000
                                                -------------- ------------

        Automobiles                             $      26,631  $    26,631
        Mining equipment                              460,500      319,600
        Lab equipment                                     800          800
                                                -------------- ------------

              Total fixed assets                      487,931      347,031
                                                -------------- ------------

        Less: accumulated depreciation               (177,843)    (169,002)
                                                -------------- ------------

        Net Fixed Assets                        $     310,088  $   178,029
                                                ============== ============

     Depreciation expense for the three months ended May 31, 2000 and the year ended February 29, 2000 amounted to $8,814 and $29,213, respectively.

                      UNICO, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                  May 31, 2000 and February 29, 2000


NOTE 5 - NOTES PAYABLE

      Joint Venture

      The Company entered into a joint venture agreement with a limited partnership to finance, own and operate a mining operation and processing facility to be built near Marysvale, Utah. The claims described in Note 3, above, were the properties to be exploited. In exchange for a $25,000 capital contribution and the claims mentioned, the Company received a twenty-five percent (25%) interest in the ownership, profits, gains, losses, deductions and credits derived from the Joint Venture.

       However, in response to litigation initiated by the Company, a proposed settlement terminating the Joint Venture was signed on June 30, 1994. Provisions included the return of all mine interests, all improvements thereto, the benefit of all payments, engineering, etc. and a fluorite contract to the Company. The Company is obligated to pay $250,000 plus $36,000 plus interest at an annual rate of nine percent (9%) in thirty-six
(36) equal payments beginning in October 1994. The $250,000 could potentially be convertible to the Company's stock. Additionally, the Company will be obligated to pay approximately $580,000 from one-fourth of the net profit from future mine operations. The note is currently in default, making the entire balance due as of the balance sheet date. The balance due at May 31, 2000 was $286,000.

NOTE 6 -  INVESTMENT IN MINES

      In May of 1995, the Company entered into an agreement to purchase 52 mining claims, 9 mill sites, water rights ad mill equipment near Searchlight, Nevada from E.R.I. Gold and Silver, Corp. (ERI) for $280,000. According to the terms of the agreement, the Company issued two million of its restricted investment, publicly traded shares as payment in full to seller. The company was then committed to re-purchase the shares within nine months of the date of closing at a price of $0.14 per share. The nine month period was extended to June 1, 1996. The Company decided not to purchase the shares, and according to the agreement, ERI kept all shares issued to it. The investment was written down to its estimated net realizable value of $-0- at February 28, 1998.

NOTE 7 - ADVANCES FROM RELATED PARTIES

      Advances from related parties amounted to $755,699 at May 31, 2000, are due on demand, and accrue interest at 10% per annum. Interest expense amounted to $19,221 and $24,584 at May 31, 2000 and 1999, respectively.

NOTE 8 - GOING CONCERN

      The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through May 31, 2000. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

                      UNICO, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                  May 31, 2000 and February 29, 2000


NOTE 8 - GOING CONCERN (Continued)

      *     Hire additional employees needed to commence mining operations;
      *     Commence mining operations in approximately June or July 2000; and
      *     Raise up to $1,000,000 in additional funds.

      Management believes the Company's current cash will sustain operations for approximately 2 to 3 additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

NOTE 9 - DECLINE IN VALUE OF ASSETS

      The Company issued 4,000,000 restricted common shares at $0.10 per share for mining assets and an operating agreement for the Gold Button Mine located in Wagoner, Arizona. The Company is not presently operating the mine due to an order from the U.S. Forest Service regarding fire danger.

      Due to the inability of the mine to produce revenues and the lack of substantive evidence as to its net realizable value, the book value of the operating agreement has been reduced to zero.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      Litigation
      ----------

      On August 8, 1996, the Allen Ball and Connie Ball Living Trust filed suit against the Company. The suit is for the $286,000 and accrued interest as summarized in Note 5. The Company has engaged counsel to defend itself in the action.

      In an action filed by the Mine Safety and Health Administration (MSHA) the Company was assessed certain penalties as a result of citations issued by MSHA. During January 2000, the Company settled with MSHA and is required to pay penalties totaling $22,000. The penalties are to be paid in eight installments of $2,750 beginning May 1, 2000 and continuing every six months until paid. The Company has accrued $19,250 as a contingent liability at May 31, 2000.

      On February 9, 2000, a case was filed in Superior Court, Maricopa County, Arizona against the Company. The Plaintiffs are seeking $150,000 plus interest as a result of an alleged breach of contract by the Company. During April 2000, the Company began settlement agreements with the plaintiffs for $141,500 which has been accrued as part of gold contracts payable and is payable as follows:

                      UNICO, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                  May 31, 2000 and February 29, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

      1. $12,000, comprised of $10,000 of principal plus $2,000 for attorney fees to be paid upon execution of the release and discharge agreement.
      2. $12,000, comprised of $10,000 of principal plus $2,000 for attorney fees to be paid on December 30, 2000.
      3.    $10,000 to be paid on June 30, 2001; and
      4. $2,000 per month beginning July 31, 2001 until the total principal amount of $137,500 has been paid.

      The agreement also calls for security of judgment in the amount of $150,000 plus 6% interest per year dating back to May 22, 1995. The judgment will accrue interest at the statutory rate of 10% per year until paid in full. Plaintiffs agree that they shall not record the judgment or attempt to execute on it so long as the Company makes payment pursuant to the schedule set forth above.

       As further security, the amount owed under the judgment will be secured by a stock pledge in the amount of 1,000,000 shares of the Company stock. An escrow account will be established by the Company to hold the 1,000,000 shares.

      Operating/Management Agreement
      ------------------------------

      The Company had contracted with SLC Environmental, LLC (SLC) to manage and operate all of its mines, mining property and mining claims. In return for SLC's services, the Company was to pay all costs incurred by SLC in operating and managing the mines. Additionally, the Company was to pay SLC 15% of the net profit, after taxes, from the operation and management of all projects managed or operated by SLC. The Company terminated the services of SLC during August 1996. SLC has claimed the Company owes it $318,870 as a result of this agreement. The Company does not agree and plans to respond vigorously to any legal proceedings, but has accrued this amount as a contingent liability at May 31, 2000.

      Commitments
      -----------

      On October 5, 1998, the company entered into a development agreement with Guilderbrook, Inc. (NY Closely Held Corp.) whereby Guilderbrook, Inc. will jointly provide necessary financial and management resources to retain the Deer Trail Mine lease discussed in Note 3 and to provide necessary equipment to put the mine into productive operation. For this, Guilderbrook, Inc. will receive 25% of the net profits from the mine operations subsequent ore sales.

      During December 1999, the Company entered into an engagement agreement with Pellett Investments (Pellett) whereby Pellett agreed to buy a convertible note bearing interest at 5% per annum, convertible into ten million (10,000,000) shares of the Company's common stock at $0.10 per share.

                      UNICO, INC. AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                  May 31, 2000 and February 29, 2000


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

      The ten million shares are to be delivered as follows:

      1. The Company shall deliver 2,000,000 shares of common stock to Pellett as soon as practical;
      2. Pellett will then forward $200,000 to the Company as soon as practical;
      3. Four subsequent conversions will be done in a duplicate manner as described in 1. and 2. above to equal a total conversion of $1,000,000; and
      4. An additional 3,000,000 shares of common stock will be registered in the name of Penny Pellett and Forest Minerals, Inc. upon payment of each successful round of conversion as follows:
            *   360,000 shares of common stock to Forest Minerals, Inc. and
            *   240,000 shares of common stock to Penny Pellett.

      Gold Delivery Contracts
      -----------------------

      The Company entered into four contracts for the advance payment of gold. The contracts, which total to $166,000, allowed the Company to collect $141,000, net of commissions. The contracts call for the Company to deliver gold, in increments of not less than one troy ounce, beginning six months from the various purchase dates. Three of these contracts are all currently due and outstanding, one is currently being settled as described under litigation. The amount accrued as a contingent liability associated with these contracts at May 31, 2000 was $215,927 and was calculated by the ounces due under these contracts at the February 28, 1997 spot rate as published in the Wall Street Journal.

NOTE 11 - STOCK TRANSACTIONS

      During April 2000, the Company issued 4,000,000 shares of stock for cash of $78,500 and a receivable of $321,250 (or $0.10 per share).

      During May 2000, the Company issued 500,000 shares of stock for cash of $50,000 (or $0.10 per share).

      During May 2000, the Company issued 500,000 shares of stock for services valued at $50,000 (or $0.10 per share).

NOTE 12 - SUBSEQUENT EVENTS

      During June and July 2000, an officer advanced approximately $65,000 to the Company in the form of a note payable, accruing interest at 10% per annum, unsecured.