Form 10QSB
period 2000-08-31
UNICO INC /AZ/
filed 2000-10-04
CIK 1110737

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 8/31/00
                 Commission file number 000-30239

                       UNICO, INCORPORATED
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

Arizona

(State or other jurisdiction of
incorporation or organization

86-0205130

(IRS Employer Identification Number)

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

Yes  X     No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of September 29, 2000, the issuer had outstanding 55,935,046 shares of its Common Stock, $0.10 par value per share.


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of August 31, 2000 and the related audited consolidated balance sheet of Unico, Incorporated as of February 29, 2000, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended August 31, 2000 and August 31, 1999, the unaudited related consolidated statement of stockholders' equity for the six month period ended August 31, 2000, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     Unico expects to commence active mining operations on the property in approximately October or November 2000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     During the next 12 months, Unico's plan of operation consists of the following:

     - complete the construction of a tailings pond;

     - construct a holding pond for water;

     - complete the installation of a ball mill by installing a starter motor;

     - hire additional employees needed to commence mining operations;

     - commence mining operations in approximately October or November 2000;

     - raise up to $1,000,000 in additional funds.

    Between February 29, 2000 and August 31, 2000, Unico issued 5,460,000 shares of its common stock at $0.10 per share. Unico has received approximately $165,740 of cash proceeds and $96,000 of services from the sale of its shares and Unico expects to receive approximately $284,260 more in cash proceeds in the near future. Much of these funds have been spent acquiring equipment necessary for mining operations. Unico's current cash will sustain operations only for approximately 2 to 3 additional months.

Results of Operations.

     During the three months ended August 31, 2000, Unico experienced a net loss in the amount of $164,734, or approximately ($0.003) per share, which is $3,164 less than the net loss of $167,898, or approximately ($0.003) per share, incurred for the three months ended August 31, 1999. For the six months ended August 31, 2000, Unico incurred a net loss of $333,870, or approximately ($0.006) per share. This was $49,633 less than the net loss of $383,503, or approximately ($0.007) per share, incurred by Unico during the six month period ended August 31, 1999.

     Unico attributes the decreased net loss for the three month period ended August 31, 2000 primarily to a $7,153 decrease in general and administrative expenses. Unico attributes the decreased net loss for the six month period ended August 31, 2000 primarily to a $48,093 decrease in general and administrative expenses. Unico does not anticipate that general and administrative expenses will continue to decrease in the future. To the contrary, Unico anticipates that general and administrative expenses will likely increase in its third and fourth fiscal quarters with the commencement of mining activities anticipated to start in October or November 2000. Unico also anticipates that it will commence earning revenues approximately 2 to 3 months after mining operations commence.

Liquidity and Capital Resources

     Unico's stockholders' (deficit) increased $72,130 in the six months ended August 31, 2000, from a deficit of ($1,694,310) as of February 29, 2000 to a deficit of ($1,766,440) as of August 31, 2000. Cash and cash equivalents decreased $62,303 to $150,483 at August 31, 2000 from $212,786 at February 29, 2000. Net cash used in operating activities for the six months ended August 31, 2000 reflects a net loss of $333,870, partially offset by non-cash expenses of $96,000 for common stock issued for services.

     This decrease in cash and cash equivalents for the six months ended August 31, 2000 was partially offset by net cash provided by financing activities through $165,740 cash received for the issuance of shares of Unico's common stock and a $134,000 increase in advances from related parties. Unico utilized $235,450 cash for capital requirements for the purchase of real property, personal property and equipment.

     During the three month period ended August 31, 2000, Unico purchased 680 acres of land adjacent to the Deer Trail Mine property which it is leasing. Unico paid $50,000 of the purchase price at the closing, and Unico still owes $150,000 on a note payable which is due on or before April 20, 2001. Unico's most significant cash needs during the next 12 months include raising funds to pay the balance of the real property purchase price and to pay for expenses associated with the commencement of mining activities. As of August 31, 2000, Unico's cash resources are not adequate to sustain operations for more than approximately 2 to 3 months. Unico will be required to raise additional capital through borrowing or additional sale of equity.

     Our auditors have issued a "going concern" opinion in note 8 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising and/or collecting an additional $300,000 to $500,000 in equity or debt capital in the next 3 to 6 months, we believe that Unico will have sufficient funds to commence mining operations, pay off the $150,000 balance of the real property purchase price, and meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

     We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing, for which we have no commitments.

     During the six month period ended August 31, 2000, Pellett Investments purchased or arranged for the purchase of convertible notes for $400,000 which were converted into 4,000,000 shares of Unico common stock at $0.10 per share. Unico issued all 4,000,000 shares but Unico had received payment for only approximately 1,157,400 of the shares as of August 31, 2000. Unico should soon receive approximately $284,260 cash for the shares already issued. After receiving payment of the remaining $284,260 cash Unico will then issue an additional 1,200,000 shares to persons affiliated with Pellett Investments for no additional consideration.

     Revenue. We have had no revenues from operations during the past two fiscal years or since our last fiscal year ended February 29, 2000. We do not anticipate generating any revenues from operations until approximately 2 to 3 months after we commence active mining operations.

     Cost of operations. During the last several months Unico has spent substantial funds on purchasing equipment and preparing the Deer Trail Mine for active mining operations which we intend to commence in approximately October or November 2000.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     The following legal proceedings involving Unico as a defendant were either commenced during the three month period ended August 31, 2000, or a material development occurred in the legal proceedings during the same time period:

     1. On February 9, 2000, a case was filed against Unico by Bill L. Means, Sherman Milliner and Mary C. Milliner. The case was filed in Superior Court, Maricopa County, State of Arizona (Case No. CV2000-002588). The plaintiffs sought $150,000 plus interest as the result of an alleged breach of contract by Unico. The case was settled in June 2000 with Unico agreeing to pay $141,500 to the plaintiffs over a period of approximately 6 years. If Unico defaults on its settlement payment obligations, a judgment will be entered against Unico for the full $150,000 plus prejudgment interest from May 22, 1995 at 6% per annum, and post judgment interest at 10% per annum. Unico is to provide 1,000,000 shares of its common stock as security for the judgment.

Item 2.   Changes in Securities.

     During the three month period ended August 31, 2000, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:



Date

Recipient
No. of
Shares
Consideration
Valuation


08/03/00
08/03/00
Dan Proctor
Richard R. & Leslie
Kennedy
210,000
250,000
Services
Services
$21,000
$25,000



All of the shares described above in the table were sold directly by Unico, and no underwriters were involved in the transactions. Unico relied on section 4(2) of the Securities Act of 1933 in making the sales of securities to Dan Proctor and Richard R. and Leslie Kennedy. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning Unico. Each purchaser also had the opportunity to investigate Unico and ask questions of its president and board of directors. The securities sold to Dan Proctor and Richard R. and Leslie Kennedy were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold to Dan Proctor and Richard R. and Leslie Kennedy was appropriately restricted by Unico.

     During the three month period ended May 31, 2000, Unico made sales of shares of Unico's common stock which were not registered under the Securities Act of 1933. For a description of those sales, please see Unico's quarterly report on Form 10-QSB for the period ended May 31, 2000.

Item 3.   Defaults Upon Senior Securities.

     None

Item 4.   Submission of Matters to a vote of Security Holders.

     None

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

 (a)There are no exhibits included with this report.

 (b)No Current Reports on Form 8-K were filed by Unico during the quarter ended August 31, 2000. However, on September 1, 2000, Unico filed a Current Report on Form 8-K describing Unico's purchase of 680 acres of land adjacent to the Deer Trail Mine as an Item 2 Acquisition of Assets. The report was dated September 1, 2000 and referred to the event as having occurred on August 28, 2000.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNICO, INCORPORATED
                              (Registrant)


Date: October 3, 2000         By: /s/ Ray C. Brown
                                 Ray C. Brown, Chief Executive   Officer
                                 and Principal Financial and        Accounting
                                                                    Officer

                          UNICO, INC. AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                    August 31, 2000 and February 29, 2000

                          UNICO, INC. AND SUBSIDIARY
                         Consolidated Balance Sheets
[CAPTION]

                                    ASSETS

                                              August 31,         February 29,
                                                2000                 2000
                                             (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                $  150,483              $  212,786

 Taxes receivable                                433                     433

 Prepaid expenses                                  -                   9,719

   Total Current Assets                      150,916                 222,938

PROPERTY AND EQUIPMENT

 Property and equipment, net (Note 4)        544,878                 178,029

   Total Property and Equipment              544,878                 178,029

OTHER ASSETS

 Operating agreement (Note 10)                     -                       -

 Refundable deposit                              500                     500

  Total Other Assets                             500                     500
   TOTAL ASSETS                           $  696,294              $  401,467
</TABLE

                          UNICO, INC. AND SUBSIDIARY
                   Consolidated Balance Sheets (Continued)



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   August 31,    February 29,
                                                     2000            2000
                                                  (Unaudited)
CURRENT LIABILITIES

 Accounts payable                               $    53,915       $    32,915

 Accrued expenses                                     1,410             1,410

 Advances from related parties (Note 7)             822,199           688,199

 Notes payable (Notes 5 and 10)                     436,000           286,000

 Accrued interest payable                           595,163           530,456

  Total Current Liabilities                       1,908,687         1,538,980

COMMITMENTS AND CONTINGENCIES (Note 10)             554,047           556,797

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, 100,000,000 shares authorized
  at $0.10 par value; 55,726,712 and
  50,266,712 shares issued and outstanding,
  respectively                                    5,572,671         5,026,671

 Additional paid-in capital                         325,052           325,052

 Stock subscription receivable                     (384,260)         (100,000)

 Accumulated deficit                             (7,279,903)       (6,946,033)

  Total Stockholders' Equity (Deficit)           (1,766,440)       (1,694,310)

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                    $   696,294       $   401,467


                          UNICO, INC. AND SUBSIDIARY
                   Consolidated Statements of Operations
                               (Unaudited)

[CAPTION]

                         For the Six Months Ended   For the Three Months Ended
                                 August 31,                August 31,
                        2000          1999         2000         1999

REVENUES

Sales                   $      -     $         -  $         -  $         -

 Total Revenues                -               -            -            -

EXPENSES

General
  and administrative        242,503       290,596      115,098       122,251

Depreciation
  and amortization           18,601        18,318        9,760         9,159

   Total Expenses           261,104       308,914      124,858       131,410

   Loss from Operations    (261,104)     (308,914)    (124,858)     (131,410)

OTHER INCOME (EXPENSES)

 Investment income              941         1,066          526           499

 Interest expense           (73,707)      (75,655)     (40,402)      (36,987)

   Total Other Income
    (Expenses)              (72,766)      (74,589)     (39,876)      (36,488)

NET LOSS                $  (333,870)   $ (383,503)  $ (164,734)   $ (167,898)

BASIC LOSS PER SHARE    $     (0.01)   $    (0.01)  $    (0.00)   $    (0.00)


                          UNICO, INC. AND SUBSIDIARY
          Consolidated Statements of Stockholders' Equity (Deficit)
                                 (Unaudited)

[CAPTION]

                                         Additional    Stock
                        Common Stock     Paid-in    Subscription  Accumulated
                       Shares    Amount    Capital   Receivable     Deficit


Balance,
February 29, 2000   50,266,712  $5,026,671  $325,052  $(100,000)  $(6,946,033)

Common stock
 issued for cash
 and subscription
 receivable
 at $0.10 per share  4,000,000     400,000        -    (321,250)           -


Common stock
 issued for cash
 at $0.10 per share    500,000      50,000        -          -             -

Common stock
 issued for
 services at
 $0.10 per share       500,000      50,000        -          -             -

Partial receipt of
 stock subscription         -           -         -      11,990            -

Common stock issued
 for services at
 $0.10 per share       460,000      46,000        -          -             -

Partial receipt of
 stock subscription         -           -         -      25,000            -

Net loss for the
 six months ended
 August 31, 2000            -           -         -          -       (333,870)

Balance,
 August 31, 2000    55,726,712  $5,572,671   $325,052  $(384,260) $(7,279,903)


                          UNICO, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


[CAPTION]

                         For the Six Months Ended   For the Three Months Ended
                                 August 31,                August 31,


                        2000          1999         2000         1999

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                $ (333,870)  $ (383,503)  $ (164,734)  $(167,898)

Adjustments to
 reconcile net loss
 to net cash (used)
 by operating
 activities:

  Stock issued
  for services              96,000       21,900       46,000          -

  Depreciation              18,601       18,318        9,760       9,159

  Loss on disposition
   of asset                     -           667           -           -

Changes in operating
 assets and liabilities:

 Decrease in accounts
 receivable and related
 receivables                    -        29,100           -           -

 Decrease in
 prepaid expenses            9,719           -         5,000          -

 Increase in accounts
 payable and
 other liabilities          82,957      128,742       35,977      75,630

 Net Cash (Used)
  by Operating Activities (235,450)          -       (94,550)         -

CASH FLOWS FROM
INVESTING ACTIVITIES

Purchase of
 fixed assets             (235,450)          -       (94,550)         -

 Net Cash (Used)
  by Investing
  Activities              (235,450)          -       (94,550)         -

CASH FLOWS FROM
 FINANCING ACTIVITIES

Increase in advances
 from related parties      134,000      149,483       66,500      66,737

Issuance of stock
 for cash                  128,750       40,000           -           -

Receipt of stock
 subscription receivable    36,990           -        36,990          -

  Net Cash Provided by
   Financing Activities    299,740      189,483      103,490      66,737


NET INCREASE
 (DECREASE) IN CASH        (62,303)       4,707      (59,057)    (16,372)

CASH AT BEGINNING
 OF PERIOD                 212,786       81,642      209,540     102,721

CASH AT END OF PERIOD    $ 150,483   $   86,349  $   150,483  $   86,349

CASH PAID DURING
 THE PERIOD FOR:

  Interest               $   9,000   $    1,681  $     3,000  $       -

  Income taxes           $      -    $       -   $        -   $       -

NON-CASH
 FINANCING ACTIVITIES:

 Issuance of stock
  for services           $  96,000   $   21,900  $    46,000  $       -


                          UNICO, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial statements
                    August 31, 2000 and February 29, 2000


NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

       Unico, Inc. (the Company) was organized under the laws of the State of Arizona on May 27, 1966 under the name of I.I. Incorporated. The name was later changed to Industries International, Incorporated, then Red Rock Mining Co., Inc. and finally Unico, Inc. The Company was incorporated for the purpose of exploring and, if warranted, developing unpatented lode mining claims. The Company is presently maintaining and drilling the claims through sampling, tunnel cleaning, timbering, drill site preparation and other activities while seeking financing for further exploration and development. To date, there has been no material production from the claims and there are no known, proven or probable reserves.

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

       b.  Basic Loss Per Share

       The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

[CAPTION]

                                           For the           For the
                                       Six Months Ended  Three Months Ended
                                          August 31,          August 31,
                                      2000         1999    2000         1999
Net loss (numerator)  $  (333,870)  $   (383,503)  $  (164,734)  $  (167,898)

Weighted average
shares outstanding
 (denominator)         53,698,125     47,326,625    55,406,712    48,216,712

Basic loss per share  $     (0.01) $       (0.01)  $     (0.00)  $     (0.00)


       Dilutive loss per share is not presented due to potentially dilutive items being antidilutive in nature.

                          UNICO, INC. AND SUBSIDIARY
              Notes to the Consolidated Financial Statements
                   August 31, 2000 and February 29, 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Provision for Taxes

       At August 31, 2000, the Company had net operating loss carryforwards of approximately $7,280,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       d.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       e.  Principles of Consolidation

       The consolidated financial statements include those of Unico, Inc. (the Company) and its wholly-owned subsidiary, HydroClear, Ltd.

       f.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                          UNICO, INC. AND SUBSIDIARY
               Notes to the Consolidated Financial Statements
                     August 31, 2000 and February 29, 2000


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

       Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

               Description                 Useful Lives

               Automobiles                 4 years
               Lab equipment               10 years
               Mining equipment            12 years

       Fixed assets consist of the following:
                                              August 31,        February 29,
                                                2000               2000
                                             (Unaudited)

               Automobiles                 $    26,631        $      26,631
               Mining equipment                505,050              319,600
               Lab equipment                       800                  800
               Land                            200,000                   -

                    Total fixed assets         732,481              347,031

           Less: accumulated depreciation     (187,603)            (169,002)

           Net Fixed Assets                $   544,878        $     178,029

       Depreciation expense for the six months ended August 31, 2000 and 1999 amounted to $18,601 and $18,318, respectively.

       During July 2000, the Company purchased land in Piute County, Utah for cash of $50,000 and a note payable of $150,000 due on or before April 20, 2001.


                          UNICO, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                   August 31, 2000 and February 29, 2000


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

       However, in response to litigation initiated by the Company, a proposed settlement terminating the Joint Venture was signed on June 30, 1994. Provisions included the return of all mine interests, all improvements thereto, the benefit of all payments, engineering, etc. and a fluorite contract to the Company. The Company is obligated to pay $250,000 plus $36,000 plus interest at an annual rate of nine percent (9%) in thirty-six (36) equal payments beginning in October 1994. The $250,000 could potentially be convertible to the Company's stock. Additionally, the Company will be obligated to pay approximately $580,000 from one-fourth of the net profit from future mine operations. The note is currently in default, making the entire balance due as of the balance sheet date. The balance due at August 31, 2000 was $286,000.

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

NOTE 7 -     ADVANCES FROM RELATED PARTIES

        Advances from related parties amounted to $822,199 at August 31, 2000, are due on demand, and accrue interest at 10% per annum. Interest expense amounted to $45,537 and $34,681 at August 31, 2000 and 1999, respectively.

NOTE 8 -     GOING CONCERN

        The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through August 31, 2000. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:


                          UNICO, INC. AND SUBSIDIARY
              Notes to the Consolidated Financial Statements
                    August 31, 2000 and February 29, 2000


NOTE 8 -   GOING CONCERN (Continued)

           Hire additional employees needed to commence mining operations; Commence mining operations in approximately October or November 2000; and Raise up to $1,000,000 in additional funds.

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

       In an action filed by the Mine Safety and Health Administration (MSHA) the Company was assessed certain penalties as a result of citations issued by MSHA. During January 2000, the Company settled with MSHA and is required to pay penalties totaling $22,000. The penalties are to be paid in eight installments of $2,750 beginning May 1, 2000 and continuing every six months until paid. The Company has accrued $19,250 as a contingent liability at August 31, 2000.

       On February 9, 2000, a case was filed in Superior Court, Maricopa County, Arizona against the Company. The Plaintiffs are seeking $150,000 plus interest as a result of an alleged breach of contract by the Company. During April 2000, the Company began settlement agreements with the plaintiffs for $141,500 which has been accrued as part of gold contracts payable and is payable as follows:


                          UNICO, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                     August 31, 2000 and February 29, 2000


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

        Operating/Management Agreement

        The Company had contracted with SLC Environmental, LLC (SLC) to manage and operate all of its mines, mining property and mining claims. In return for SLC's services, the Company was to pay all costs incurred by SLC in operating and managing the mines. Additionally, the Company was to pay SLC 15% of the net profit, after taxes, from the operation and management of all projects managed or operated by SLC. The Company terminated the services of SLC during August 1996. SLC has claimed the Company owes it $318,870 as a result of this agreement. The Company does not agree and plans to respond vigorously to any legal proceedings but has accrued this amount as a contingent liability at August 31, 2000.

        Commitments

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

       During December 1999, the Company entered into an engagement agreement with Pellett Investments (Pellett) whereby Pellett agreed to buy a convertible note bearing interest at 5% per annum, convertible into ten million (10,000,000) shares of the Company's common stock at $0.10 per share.
                          UNICO, INC. AND SUBSIDIARY
              Notes to the Consolidated Financial Statements
                  August 31, 2000 and February 29, 2000


NOTE 10 -  COMMITMENTS AND CONTINGENCIES (Continued)

       The ten million shares are to be delivered as follows:

       1. The Company shall deliver 2,000,000 shares of common stock to Pellett as soon as practical;
       2. Pellett will then forward $200,000 to the Company as soon as practical;
       3. Four subsequent conversions will be done in a duplicate manner as described in 1. and 2. above to equal a total conversion of $1,000,000; and
       4. An additional 3,000,000 shares of common stock will be registered in the name of Penny Pellett and Forest Minerals, Inc. upon payment of each successful round of conversion as follows:
              360,000 shares of common stock to Forest Minerals, Inc. and 240,000 shares of common stock to Penny Pellett.

       Gold Delivery Contracts

       The Company entered into four contracts for the advance payment of gold. The contracts, which total to $166,000, allowed the Company to collect $141,000, net of commissions. The contracts call for the Company to deliver gold, in increments of not less than one troy ounce, beginning six months from the various purchase dates. Three of these contracts are all currently due and outstanding, one is currently being settled as described under litigation. The amount accrued as a contingent liability associated with these contracts at August 31, 2000 was $215,927 and was calculated by the ounces due under these contracts at the February 28, 1997 spot rate as published in the Wall Street Journal.

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

       During August 2000, the Company issued 460,000 shares of stock for services valued at $46,000 (or $0.10 per share).

NOTE 12 - SUBSEQUENT EVENTS

       During September 2000, an officer advanced approximately $25,000 to the Company in the form of a note payable, accruing interest at 10% per annum, unsecured.

       During September 2000, the Company issued 208,334 shares of its common stock for $25,000 (or $0.12 per share).

       During September 2000, the board of directors authorized the acquisition of a minority interest, or 357,000 shares, of Silver Bell Mining, Inc. for 457,500 shares of the Company's common stock.