Form 10QSB
period 2000-11-30
UNICO INC /AZ/
filed 2001-01-08
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the quarterly period ended 11/30/00
                       Commission file number 000-30239

                             UNICO, INCORPORATED
       ________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

          Arizona                               86-0205130
 _________________________________
(State or other jurisdiction            (IRS Employer Identification Number)
 of incorporation or organization


                            6475 Grandview Avenue
                                 P.O. Box 777
                          Magalia, California  95954
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

     As of December 27, 2000, the issuer had outstanding 64,785,046 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of November 30, 2000 and the related audited consolidated balance sheet of Unico, Incorporated as of February 29, 2000, the unaudited related consolidated statements of operations and cash flows for the three and nine month periods ended November 30, 2000 and November 30, 1999, the unaudited related consolidated statement of stockholders' equity for the nine month period ended August 31, 2000, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     During Unico's last 2 fiscal years ended February 29, 2000, and since then, Unico has worked toward reopening the Deer Trail Mine. Unico has acquired the necessary permits to commence mining activities, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. Unico plans to seek a permit for large scale mining operations in the near future.

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

     Unico expects to commence active mining operations on the property in approximately March, 2001.

Item 2.        Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     During the next 12 months, Unico's plan of operation consists of the following:

     - complete the mill facility in approximately January 2001;

     - test the mill facility after its completion to make certain that it runs properly;

     - hire additional employees needed to commence mining operations;

     - commence mining operations on the Deer Trail Mine in approximately March 2001;

     - commence mining operations on the Silver Bell mining property in late Spring 2001;

     - raise approximately $250,000 to $500,000 in additional equity capital;

     - seek debt financing.

     Between February 29, 2000 and November 30, 2000, Unico issued 11,625,834 shares of its common stock. A total of 1,281,429 of these shares were issued for services rendered valued at $141,000 or at an average cost of approximately $0.11 per share. A total of 5,000,000 shares were issued to Unico's President, Ray C. Brown and his wife, Carryl, in consideration of canceling $700,000 principal amount of debt owed to Ray Brown by Unico. A total of 457,500 shares were issued in order to acquire a minority ownership interest in Silver Bell Mining Incorporated, a Utah corporation.

An additional 2,292,500 shares were issued after November 30, 2000, in order to acquire the remaining stock ownership interest of Silver Bell Mining Incorporated, which owns 29 mining claims in American Fork Canyon, Utah County, Utah. Unico believes this mining property has not been mined for more than 50 years.

     The remaining 4,886,905 shares issued during the nine months ended November 30, 2001 were issued for cash and/or stock subscriptions receivable totaling approximately $500,000. Of this amount, Unico is still owed approximately $279,260. Much of the cash Unico received for issuing stock was spent acquiring equipment necessary for mining operations.

     Unico's current cash will sustain operations only for approximately 3 additional months.

Results of Operations.

     During the three months ended November 30, 2000, Unico incurred a net loss of $216,713, or approximately ($0.004) per share, which is $92,413 more than the net loss of $124,300, or approximately ($0.002) per share, incurred for the three months ended November 30, 1999. For the nine months ended November 30, 2000, Unico incurred a net loss of $550,583 or approximately ($0.009) per share. This was $42,780 more than the net loss of $507,803, or approximately ($0.01) per share, incurred by Unico during the nine month period ended November 30, 1999.

     Unico attributes the increased net loss for the three and nine month periods ended November 30, 2000 primarily to an increase of approximately $80,099 (for the three month period) and $32,006 (for the nine month period) in general and administrative expenses largely due to increased levels of consulting and other professional services associated with Unico's work to reopen the Deer Trail Mine. Unico anticipates that general and administrative expenses will continue at a fairly high level in its fourth fiscal quarter in preparing for the commencement of mining activities anticipated to start in March 2001. Unico anticipates that it will commence earning revenues approximately 2 to 3 months after mining operations commence.

Liquidity and Capital Resources

     Unico's stockholders' (deficit) decreased $600,444 in the nine months ended November 30, 2000, from a deficit of ($1,694,310) as of February 29, 2000 to a deficit of ($1,093,866) as of November 30, 2000. Cash and cash equivalents increased $132,282 to $345,068 at November 30, 2000 from $212,786 at February 29, 2000. Net cash used in operating activities for the nine months ended November 30, 2000 reflects a net loss of $550,583, partially offset by non-cash expenses of $152,513 for common stock issued for services (including $11,513 associated with the granting of options), and depreciation of $33,103.

    This increase in cash and cash equivalents for the nine months ended November 30, 2000 was also affected by Unico's receipt of approximately $220,740 cash as payment for Unico's common stock and an increase in advances from related parties of $471,500. Unico utilized approximately $324,565 cash for capital requirements for the purchase of real property, personal property and equipment.

     Accounts payable increased $27,451 from $32,915 to $60,366 during the nine months ended November 30, 2000. Notes payable increased $150,000 from $286,000 to $436,000 due to Unico's purchase of 680 acres of real property. Although Ray Brown loaned Unico an additional $471,500 during the nine months ended November 30, 2000, advances from related parties during this time period actually decreased $228,500 due to Mr. Brown's conversion of $700,000 principal amount of debt to 5,000,000 shares of Unico common stock. Accrued interest payable increased $100,481 from $530,456 to $630,937 during the nine months ended November 30, 2000.

     Unico's most significant cash needs during the next 12 months include raising funds to pay the $150,000 balance of the purchase price of 680 acres purchased by Unico, which is due on or before April 20, 2001, and to pay for expenses associated with the commencement of mining activities. As of November 30, 2000, Unico's cash resources are only adequate to sustain operations for approximately 3 months. Unico will be required to raise additional capital through borrowing or additional sale of equity.

     Our auditors have issued a "going concern" opinion in note 9 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising and/or collecting an additional $250,000 to $500,000 in equity or debt capital in the next 3 to 6 months, we believe that Unico will have sufficient funds to commence mining operations, pay off the $150,000 balance of the real property purchase price, and meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

     We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management. We also intend to seek debt financing from unrelated third parties. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing, for which we have no commitments.

     During the nine month period ended November 30, 2000, Pellett Investments purchased or arranged for the purchase of convertible notes for $400,000 which were converted into 4,000,000 shares of Unico common stock at $0.10 per share. Unico issued all 4,000,000 shares but Unico had received payment for only approximately 1,207,400 of the shares as of November 30, 2000. Unico should receive an additional $279,260 cash for the shares already issued, unless Unico renegotiates the terms of the transaction, which Unico may seek to do. After receiving payment of another $79,260 cash from the purchasers, Unico is obligated to issue an additional 600,000 shares to persons affiliated with Pellett Investments for no additional consideration. When the final $200,000 stock subscription receivable is paid, Unico will then issue another 600,000 shares to persons affiliated with Pellett Investments for no additional consideration.

     Revenue. We have had no revenues from operations during the past two fiscal years or since our last fiscal year ended February 29, 2000. We do not anticipate generating any revenues from operations until approximately 2 to 3 months after we commence active mining operations.

     Cost of operations. During the last several months Unico has spent substantial funds on purchasing equipment and preparing the Deer Trail Mine for active mining operations which we intend to commence in approximately March 2001.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


PART II - OTHER INFORMATION

Item 2.        Changes in Securities.

     During the three month period ended November 30, 2000, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:

                                 No. of
Date       Recipient             Shares       Consideration    Valuation
--------   ------------------    -----------  --------------   ------------
09/06/00   Brad Johnsen             208,334    Cash            $  25,000
10/10/00   Eben Loewenthal          178,571    Cash            (Note 1)
10/10/00   Eben Loewenthal          321,429    Services        (Note 1)
10/10/00   Ray C. Brown &         5,000,000    Debt conversion $ 700,000
            Carryl W. Brown
10/10/00   Thomas G. Devine         150,000    (Note 2)        $  25,500
10/10/00   Peter Donovan            100,000    (Note 2)        $  17,500
10/10/00   Kjeld Thygessen           50,000    (Note 2)        $   8,500
10/10/00   Cynthia Grantham         150,000    (Note 2)        $  25,500
10/10/00   Glen Zinn                  7,500    (Note 2)        $   1,275

Note 1: Unico agreed to issue to Mr. Loewenthal 250,000 shares for $25,000 cash ($0.10 per share), and 250,000 shares for $25,000 in services ($0.10 per share). Because Unico's common stock was trading at $0.14 per share at that time, Unico had to impute an additional $20,000 of services income to Mr. Loewenthal in connection with these stock issuances. As a result, for financial accounting purposes, Unico is treated as having issued 178,571 shares for cash (at $0.14 per share) and 321,429 shares for services (at $0.14 per share).

Note 2: Each of Thomas G. Devine, Peter Donovan, Kjeld Thygessen, Cynthia Grantham and Glenn Zinn exchanged shares of common stock of Silver Bell Mining, Incorporated to Unico for the shares of Unico common stock issued to them.

     In Addition, on or about October 3, 2000, Unico granted to Eben Loewenthal an option to purchase up to 250,000 shares of Unico's common stock at $0.10 per share, exercisable at any time on or before October 3, 2001.

All of the shares described above in the table and the option described above were sold directly by Unico, and no underwriters were involved in the transactions. Unico relied on section 4(2) of the Securities Act of 1933 in making the sales of securities to each of the individuals. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning Unico. Each purchaser also had the opportunity to investigate Unico and ask questions of its president and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by Unico.

     During each of the two prior fiscal quarters ended May 31, 2000, and August 31, 2000, respectively, Unico made sales of shares of Unico's common stock which were not registered under the Securities Act of 1933. For a description of those sales, please see Unico's quarterly reports on Form 10-QSB for the periods ended May 31, 2000 and August 31, 2000, respectively.

Item 3.   Defaults Upon Senior Securities.

     None

Item 4.   Submission of Matters to a vote of Security Holders.

     None

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

 (a) There are no exhibits included with this report.

 (b) On September 1, 2000, Unico filed a Current Report on Form 8-K describing Unico's purchase of 680 acres of land adjacent to the Deer Trail Mine as an
Item 2 Acquisition of Assets. The report was dated September 1, 2000 and referred to the event as having occurred on August 28, 2000. Additionally, on December 11, 2000, Unico filed a Current Report on Form 8-K describing Unico's acquisition of 100% of the issued and outstanding shares of stock of Silver Bell Mining, Incorporated, as an Item 5 Other Event. The report was dated December 8, 2000 and referred to the event as having occurred on December 6, 2000.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 UNICO, INCORPORATED
                                 (Registrant)


Date: January 5, 2001            By: /s/ Ray C. Brown
                                    ___________________________________
                                     Ray C. Brown, Chief Executive
                                     Officer and Principal Financial and
                                     Accounting Officer

                          UNICO, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                   November 30, 2000 and February 29, 2000

                       Letterhead of HJ & Associates

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Unico, Inc. and Subsidiary
(A Development Stage Company)
Magalia, California

We have reviewed the accompanying consolidated balance sheet of Unico, Inc. and Subsidiary (a development stage company) as of November 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the three and nine months ended November 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted audited standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made t the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Unico, Inc. and Subsidiary (a development stage company) as of February 29, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated May 31, 2000, we expressed an unqualified opinion on those consolidated financial statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result for the outcome of the uncertainty.


/s/ HJ & Associates

HJ & Associates, LLC
Salt Lake City, Utah
December 29, 2000

                          UNICO, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS
                                    ------

                                                   November 30,  February 29,
                                                       2000         2000
                                                  ------------- -------------
                                                    (Unaudited)
CURRENT ASSETS

 Cash and cash equivalents                        $    345,068  $    212,786
 Taxes receivable                                          433           433
 Prepaid expenses                                            -         9,719
                                                  ------------- -------------

  Total Current Assets                                 345,501       222,938
                                                  ------------- -------------
PROPERTY AND EQUIPMENT

 Property and equipment, net (Note 4)                  619,491       178,029
                                                  ------------- -------------

  Total Property and Equipment                         619,491       178,029
                                                  ------------- -------------
OTHER ASSETS

 Deposit on subsidiary acquisition (Note 5)             77,775             -
 Operating agreement (Note 11)                               -             -
 Refundable deposit                                        500           500
 Gold bond                                               2,576             -
                                                  ------------- -------------

  Total Other Assets                                    80,851           500
                                                  ------------- -------------

  TOTAL ASSETS                                    $  1,045,843  $    401,467
                                                  ============= =============

                          UNICO, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                   Consolidated Balance Sheets (Continued)



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                   November 30,  February 29,
                                                       2000         2000
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT LIABILITIES

 Accounts payable                                 $     60,366  $     32,915
 Accrued expenses                                        1,410         1,410
 Advances from related parties (Note 8)                459,699       688,199
 Notes payable (Notes 6 and 11)                        436,000       286,000
 Accrued interest payable                              630,937       530,456
                                                  ------------- -------------

  Total Current Liabilities                          1,588,412     1,538,980
                                                  ------------- -------------

COMMITMENTS AND CONTINGENCIES (Note 11)                551,297       556,797
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock, 100,000,000 shares authorized at
  $0.10 par value; 61,892,546 and 50,266,712
  shares issued and outstanding, respectively        6,189,254     5,026,671
 Additional paid-in capital                            592,756       325,052
 Stock subscription receivable                        (379,260)     (100,000)
 Accumulated deficit prior to development stage (3,788,522) (3,788,522) Accumulated deficit from inception of
  the development stage on March 1, 1997            (3,708,094)   (3,157,511)
                                                  ------------- -------------

  Total Stockholders' Equity (Deficit)              (1,093,866)   (1,694,310)
                                                  ------------- -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $  1,045,843  $    401,467
                                                  ============= =============

                          UNICO, INC. AND SUBSIDIARY
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                                                     From
                                                                                     Inception
                                                                                     of the
                                                                                     Development
                                                                                     Stage on
                                                                                     March 1, 1997
                              For the Nine Months Ended  For the Three Months Ended  Through
                                     November 30,               November 30,         November 30,
                                  2000          1999         2000           1999     2000
                             ------------- ------------- ------------- ------------- -------------
REVENUES

 Sales                       $          -  $          -  $          -  $          -  $          -
                             ------------- ------------- ------------- ------------- -------------

  Total Revenues                        -             -             -             -             -
                             ------------- ------------- ------------- ------------- -------------
EXPENSES


 General and administrative       403,277       371,271       160,774        80,675     2,340,033
 Depreciation and amortization     33,103        21,854        14,502         3,536       154,984
                             ------------- ------------- ------------- ------------- -------------

  Total Expenses                  436,380       393,125       175,276        84,211     2,495,017
                             ------------- ------------- ------------- ------------- -------------

  Loss from Operations           (436,380)     (393,125)     (175,276)      (84,211)   (2,495,017)
                             ------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSES)

 Investment income                  1,278         1,546           337           480         7,576
 Interest expense                (115,481)     (116,224)      (41,774)      (40,569)     (611,248)
 Decline in value of assets             -             -             -             -      (651,810)
 Settlement of debt                     -             -             -             -        19,000
 Loss on disposition of asset           -             -             -             -          (667)
 Gain on gold contract                  -             -             -             -        24,072
                             ------------- ------------- ------------- ------------- -------------
  Total Other Income
  (Expenses)                     (114,203)     (114,678)      (41,437)      (40,089)   (1,213,077)
                             ------------- ------------- ------------- ------------- -------------

NET LOSS                     $   (550,583) $   (507,803) $   (216,713) $   (124,300) $ (3,708,094)
                             ============= ============= ============= ============= =============

BASIC LOSS PER SHARE         $      (0.01) $      (0.01) $      (0.00) $      (0.00)
                             ============= ============= ============= =============


                        UNICO, INC. AND SUBSIDIARY
                       (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Deficit)
                                (Unaudited)

                                                 Additional    Stock
                            Common Stock         Paid-in       Subscription Accumulated
                         Shares       Amount     Capital       Receivable   Deficit
                       ------------ ------------ ------------- ------------ ------------
Balance,
 February 28, 1996       27,926,512 $ 2,792,651  $    170,052  $         -  $(3,788,522)

Common stock issued
 for services rendered    8,961,200     896,120             -            -            -

Net loss for the year
 ended February 28, 1997          -           -             -            -   (1,465,755)
                       ------------ ------------ ------------- ------------ ------------
Balance,
 February 28, 1997       36,887,712   3,688,771       170,052            -   (5,254,277)

Common stock issued
 for services rendered    1,760,000     176,000             -            -            -

Common stock issued
 for cash                 1,740,000     174,000             -            -            -

Common stock issued in
 payment of debt            400,000      40,000             -            -            -

Common stock issued for
 acquisition of fixed
 assets                      60,000       6,000             -            -            -

Stock subscription
 receivable               1,000,000     100,000             -     (100,000)           -

Net loss for the year
 ended February 28,1998          -            -             -            -     (670,808)
                       ------------ ------------ ------------- ------------ ------------
Balance,
  February 28, 1998      41,847,712   4,184,771       170,052     (100,000)  (5,925,085)

Common stock issued
 for payment of debt
 at $0.10 per share       5,000,000     500,000             -            -            -

Common stock issued
 for investment in
 mining properties at
 $0.10 per share            500,000      50,000             -            -            -

common stock issued
 for services rendered
 at $0.10 per share         250,000      25,000             -            -            -

Net loss for the year
 ended February 28,1999           -           -             -            -     (527,681)
                       ------------ ------------ ------------- ------------ ------------
Balance,
 February 28, 1999       47,597,712 $ 4,759,771  $    170,052  $  (100,000) $(6,452,766)
                       ------------ ------------ ------------- ------------ ------------

                        UNICO, INC. AND SUBSIDIARY
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                (Unaudited)

                                                 Additional    Stock
                            Common Stock         Paid-in       Subscription Accumulated
                         Shares       Amount     Capital       Receivable   Deficit
                       ------------ ------------ ------------- ------------ ------------
Balance,
 February 28, 1999       47,597,712 $ 4,759,771  $    170,052  $  (100,000) $(6,452,766)

Common stock issued
 for services rendered
 at $0.10 per share          39,000       3,900             -            -            -

Common stock issued
 for cash and services
 at $0.10 per share         580,000      58,000             -            -            -

Common stock issued
 for cash at $0.10
 per share                  500,000      50,000             -            -            -

Common stock issued
 for cash at $0.10
 per share                1,550,000     155,000             -            -            -

Warrants issued below
 market price (Note 12)           -           -       155,000            -            -

Net loss for the year
 ended February 29,2000           -           -             -            -     (493,267)
                       ------------ ------------ ------------- ------------ ------------
Balance,
 February 29, 2000       50,266,712   5,026,671       325,052     (100,000)  (6,946,033)

Common stock issued for
 cash and subscription
 receivable at $0.10
 per share (unaudited)    4,000,000     400,000             -     (321,250)           -

Common stock issued for
 cash at $0.10 per share
 (unaudited)                500,000      50,000             -            -            -

Common stock issued
 for services at $0.10
 per share (unaudited)      500,000      50,000             -            -            -

Partial receipt of stock
 subscription (unaudited)         -           -             -       11,990            -

Common stock issued
 for services at $0.10
 per share (unaudited)      460,000      46,000             -            -            -

Partial receipt of
 stock subscription
 (unaudited)                      -           -             -       25,000            -

Common stock issued for
 cash at $0.12 per share
 (unaudited)                208,334      20,833         4,166            -            -

Common stock issued for
 deposit on subsidiary
 acquisition at $0.17
 per share (unaudited)      457,500      45,750        32,025            -            -

Partial receipt of stock
 subscription(unaudited)          -           -             -        5,000            -

Common stock issued for
 cash and services at
 $0.14 per share
 (unaudited)                500,000      50,000        20,000            -            -
                       ------------ ------------ ------------- ------------ ------------

Balance Forward          56,892,546 $ 5,689,254  $    381,243  $  (379,260) $(6,946,033)
                       ------------ ------------ ------------- ------------ ------------

                        UNICO, INC. AND SUBSIDIARY
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                                (Unaudited)

                                                 Additional    Stock
                            Common Stock         Paid-in       Subscription Accumulated
                         Shares       Amount     Capital       Receivable   Deficit
                       ------------ ------------ ------------- ------------ ------------
Balance Forward          56,892,546 $ 5,689,254  $    381,243  $  (379,260) $(6,946,033)

Common stock issued
 for related party debt
 and services at $0.14
 per share (unaudited)    5,000,000     500,000       200,000            -            -

Issuance of stock
 options below market
 price at $0.10 per
 share (unaudited)                -           -        11,513            -            -

Net loss for the nine
 months ended November
 30, 2000 (unaudited)             -           -             -            -     (550,583)
                       ------------ ------------ ------------- ------------ ------------
Balance,
 November 30, 2000
 (unaudited)             61,892,546 $ 6,189,254  $    592,756  $  (379,260) $(7,496,616)
                       ============ ============ ============= ============ ============


                        UNICO, INC. AND SUBSIDIARY
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                 (Unaudited)


                                                                                              From
                                                                                              Inception
                                                                                              of the
                                                                                              Development
                                                                                              Stage on
                                                                                              March 1, 1997
                                       For the Nine Months Ended  For the Three Months Ended  Through
                                              November 30,               November 30,         November 30,
                                           2000          1999         2000           1999     2000
                                      ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $   (550,583) $   (507,803) $   (216,713) $   (124,300) $ (3,708,094)
 Adjustments to reconcile net loss
  to net cash (used) by operating
  activities:
   Stock issued for services and
    equity discounts                       152,512        21,900        56,512             -     1,426,532
   Depreciation                             33,103        21,854        14,502         3,536       154,984
   Loss on disposition of asset                  -           667             -             -           667

   Settlement of debt                            -             -             -             -        19,000
   Gain on gold contract                         -             -             -             -       (24,072)
   Decline in value of assets                    -             -             -             -       651,810
 Changes in operating assets and
  liabilities:
   Decrease in accounts receivable
    and related receivables                      -        29,100             -             -           152
   Decrease in prepaid expenses              9,719             -             -             -             -
   (Increase) in other assets               (2,578)            -        (2,576)            -        (3,076)
   Increase in accounts payable and
    other liabilities                      122,434       203,677        39,475        74,935       688,151
                                      ------------- ------------- ------------- ------------- -------------
     Net Cash (Used) by Operating
     Activities                           (235,393)     (230,605)     (108,800)      (45,829)     (793,946)
                                      ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Decrease in investment                          -             -             -             -        95,068
 Purchase of fixed assets                 (324,565)       (3,500)      (89,115)       (3,500)     (351,165)
                                      ------------- ------------- ------------- ------------- -------------
     Net Cash (Used) by Investing
     Activities                           (324,565)       (3,500)      (89,115)       (3,500)     (256,097)
                                      ------------- ------------- ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in advances from related
  parties                                  471,500       157,733       337,500         8,250       751,349
 Issuance of stock for cash                178,750        90,000        50,000        50,000       597,750
 Receipt of stock subscription
  receivable                                41,990             -         5,000             -        41,990
                                      ------------- ------------- ------------- ------------- -------------
     Net Cash Provided by Financing
     Activities                       $    692,240  $    247,733  $    392,500  $     58,250  $  1,391,089
                                      ------------- ------------- ------------- ------------- -------------


                            UNICO, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                              From
                                                                                              Inception
                                                                                              of the
                                                                                              Development
                                                                                              Stage on
                                                                                              March 1, 1997
                                       For the Nine Months Ended  For the Three Months Ended  Through
                                              November 30,               November 30,         November 30,
                                           2000          1999         2000           1999     2000
                                      ------------- ------------- ------------- ------------- -------------
NET INCREASE IN CASH                  $    132,282  $     13,628  $    194,585  $      8,921  $    341,046

CASH AT BEGINNING OF PERIOD                212,786        81,642       150,483        86,349         4,022
                                      ------------- ------------- ------------- ------------- -------------

CASH AT END OF PERIOD                 $    345,068  $     95,270  $    345,068  $     95,270  $    345,068
                                      ============= ============= ============= ============= =============
CASH PAID DURING THE PERIOD FOR:

 Interest                             $     15,000  $      1,681  $      6,000  $          -  $     17,132
 Income taxes                         $          -  $          -  $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES:

 Issuance of stock for services
  and equity discounts                $    252,512  $     21,900  $    156,512  $          -  $    475,412
 Issuance of stock for related party
  debt                                $    700,000  $          -  $    700,000  $          -  $  1,240,000
 Issuance of stock for deposit on
  subsidiary acquisition              $     77,775  $          -  $     77,775  $          -  $     77,775
 Issuance of stock for fixed assets   $          -  $          -  $          -  $          -  $     56,000


                    UNICO, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial statements
             November 30, 2000 and February 29, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

      Unico, Inc. (the Company) was organized under the laws of the State of Arizona on May 27, 1966 under the name of I.I. Incorporated. The name was later changed to Industries International, Incorporated, then Red Rock Mining Co., Inc. and finally Unico, Inc. The Company was incorporated for the purpose of exploring and, if warranted, developing unpatented lode mining claims. The Company is presently maintaining and drilling the claims through sampling, tunnel cleaning, timbering, drill site preparation and other evaluation activities while seeking financing for further exploration and development. To date, there has been no material production from the claims and there are no known, proven or probable reserves. The Company is considered a development stage company per Statement of Financial Accounting Standard No. 7 because it has not substantially began operations.

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

      b.  Basic Loss Per Share

      The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                      For the                For the
                                 Nine Months Ended      Three Months Ended
                                    November 30,            November 30,
                             ----------------------- -----------------------
                                 2000        1999        2000       1999
                             ----------- ----------- ----------- -----------
  Net loss (numerator)       $ (550,583) $ (507,803) $ (216,713) $ (124,300)

  Weighted average
   shares outstanding
   (denominator)             55,737,627  48,098,148  59,861,456  48,524,404
                             ----------- ----------- ----------- -----------

  Basic loss per share       $    (0.01) $    (0.01) $    (0.00) $    (0.00)
                             =========== =========== =========== ===========

      Dilutive loss per share is not presented due to potentially dilutive items being antidilutive in nature.

                    UNICO, INC. AND SUBSIDIARY
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
             November 30, 2000 and February 29, 2000


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       c.  Provision for Taxes

       At November 30, 2000, the Company had net operating loss carryforwards of approximately $7,500,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

                    UNICO, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             November 30, 2000 and February 29, 2000


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

NOTE 4 - FIXED ASSETS

       Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

       Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

       Description          Useful Lives
       -----------          ------------
       Automobiles          4 years
       Lab equipment        10 years
       Mining equipment     5 and 12 years

      Fixed assets consist of the following:

                                            November 30,    February 29,
                                                2000           2000
                                           -------------   -------------
                                            (Unaudited)

       Automobiles                         $     44,971     $    26,631
       Mining equipment                         575,825         319,600
       Lab equipment                                800             800
       Land                                     200,000               -
                                           -------------   -------------

       Total fixed assets                       821,596         347,031
                                           -------------   -------------
       Less: accumulated depreciation          (202,105)       (169,002)
                                           -------------   -------------
       Net Fixed Assets                    $    619,491    $    178,029
                                           =============   =============

     Depreciation expense for the nine months ended November 30, 2000 and 1999 amounted to $33,103 and $21,854, respectively.

     During July 2000, the Company purchased land in Piute County, Utah for cash of $50,000 and a note payable of $150,000 due on or before April 20, 2001.

                    UNICO, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             November 30, 2000 and February 29, 2000

NOTE 5- INVESTMENT

     During September 2000, the Company entered into discussions to acquire 100% of the outstanding shares of Silver Bell Mining, Inc. in a stock for stock transaction. The Company issued 457,500 shares of stock as a deposit on the acquisition valued at $77,775, or $0.17 per share, the trading price of the stock on the date of issue. The Company finalized the acquisition during December 2000 (see Note 14).

NOTE 6 - NOTES PAYABLE

      Joint Venture
      -------------

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

       However, in response to litigation initiated by the Company, a proposed settlement terminating the Joint Venture was signed on June 30, 1994. Provisions included the return of all mine interests, all improvements thereto, the benefit of all payments, engineering, etc. and a fluorite contract to the Company. The Company is obligated to pay $250,000 plus $36,000 plus interest at an annual rate of nine percent (9%) in thirty-six
(36) equal payments beginning in October 1994. The $250,000 could potentially be convertible to the Company's stock. Additionally, the Company will be obligated to pay approximately $580,000 from one-fourth of the net profit from future mine operations. The note is currently in default, making the entire balance due as of the balance sheet date. The balance due at November 30, 2000 was $286,000.

NOTE 7 - INVESTMENT IN MINES

      In May of 1995, the Company entered into an agreement to purchase 52 mining claims, 9 mill sites, water rights and mill equipment near Searchlight, Nevada from E.R.I. Gold and Silver, Corp. (ERI) for $280,000. According to the terms of the agreement, the Company issued two million of its restricted investment, publicly traded shares as payment in full to seller. The company was then committed to re-purchase the shares within nine months of the date of closing at a price of $0.14 per share. The nine month period was extended to June 1, 1996. The Company decided not to purchase the shares, and according to the agreement, ERI kept all shares issued to it. The investment was written down to its estimated net realizable value of $-0- at February 28, 1998.

NOTE 8 - ADVANCES FROM RELATED PARTIES

      Advances from related parties amounted to $459,699 at November 30, 2000, are due on demand, and accrue interest at 10% per annum. Interest expense amounted to $53,922 and $50,374 at November 30, 2000 and 1999, respectively.

                    UNICO, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             November 30, 2000 and February 29, 2000


NOTE 9 - GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through November 30, 2000. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

      *    Completion and testing of mining and mill facilities;
      *    Hire additional employees needed to commence mining operations;
      *    Commence mining operations in approximately March 2001; and
      *    Raise up to $250,000 to $500,000 in additional funds.

      Management believes the Company's current cash will sustain operations for approximately 3 additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

NOTE 10 - DECLINE IN VALUE OF ASSETS

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      Litigation
      ----------

      On August 8, 1996, the Allen Ball and Connie Ball Living Trust filed suit against the Company. The suit is for the $286,000 and accrued interest as summarized in Note 5. The Company has engaged counsel to defend itself in the action.

      In an action filed by the Mine Safety and Health Administration (MSHA) the Company was assessed certain penalties as a result of citations issued by MSHA. During January 2000, the Company settled with MSHA and is required to pay penalties totaling $22,000. The penalties are to be paid in eight installments of $2,750 beginning May 1, 2000 and continuing every six months until paid. The Company has accrued $16,500 as a contingent liability at November 30, 2000.

                    UNICO, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             November 30, 2000 and February 29, 2000

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

      Operating/Management Agreement
      ------------------------------

      The Company had contracted with SLC Environmental, LLC (SLC) to manage and operate all of its mines, mining property and mining claims. In return for SLC's services, the Company was to pay all costs incurred by SLC in operating and managing the mines. Additionally, the Company was to pay SLC 15% of the net profit, after taxes, from the operation and management of all projects managed or operated by SLC. The Company terminated the services of SLC during August 1996. SLC has claimed the Company owes it $318,870 as a result of this agreement. The Company does not agree and plans to respond vigorously to any legal proceedings, but has accrued this amount as a contingent liability at November 30, 2000.

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

                    UNICO, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             November 30, 2000 and February 29, 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

      Gold Delivery Contracts
      -----------------------

      The Company entered into four contracts for the advance payment of gold. The contracts, which total to $166,000, allowed the Company to collect $141,000, net of commissions. The contracts call for the Company to deliver gold, in increments of not less than one troy ounce, beginning six months from the various purchase dates. Three of these contracts are all currently due and outstanding, one is currently being settled as described under litigation. The amount accrued as a contingent liability associated with these contracts at November 30, 2000 was $215,927 and was calculated by the ounces due under these contracts at the February 28, 1997 spot rate as published in the Wall Street Journal.

NOTE 12 - STOCK TRANSACTIONS

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

      During September 2000, the Company issued 457,500 shares of stock for an investment in Silver Bell Mining, Inc. valued at $77,775 (or $0.17 per share).

      During October 2000, the Company issued 500,000 shares for cash of $25,000 and services valued at $45,000 (or $0.14 per share).

      During October 2000, the Company issued 5,000,000 shares for the cancellation of debt of $700,000 (or $0.14 per share).

                    UNICO, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             November 30, 2000 and February 29, 2000


NOTE 13 - STOCK OPTIONS

       During October 2000, the Company granted stock options for the purchase of 250,000 shares of stock at an exercise price of $0.10 per share exercisable for one year from the date of grant. The Company applied Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to the issuance of these options. SFAS No. 123 requires the Company to estimate the fair value of each stock award at the grant date by using an option pricing model such as the Black-Scholes option pricing model. The Company used the following weighted average assumptions for the option grant, respectively; dividend yield of zero percent for all years; expected volatility of 1.24 percent; risk-free interest rate of 6.24 percent and an expected life of 1 year. The Company recognized $11,513 in additional compensation expense associated with the grant of these options.

NOTE 14 - DEVELOPMENT STAGE COMPANY

      The Company reverted to the status of a startup company during the year ended February 28, 1998 due to a lack of revenue generation and will be a development stage company as it commences its planned principal operations of exploring and developing unpatented lode mining claims.

NOTE 15 - SUBSEQUENT EVENTS

      During December 2000, the Company issued 350,000 shares of common stock for cash of $35,000.

      During December 2000, the Company granted options to purchase 350,000 shares of stock at $0.10 per share exercisable for one year.

      During December 2000, the Company finalized an agreement to purchase 100% of the outstanding shares of Silver Bell for 2,542,500 shares of the Company's outstanding stock. This acquisition was completed December 6, 2000. Silver Bell had 29 mining claims at the date of acquisition.