Form 10KSB
period 2001-02-28
UNICO INC /AZ/
filed 2001-06-13
CIK 1110737

U. S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended February 28, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                        Commission File No. 000-30239

                             UNICO, INCORPORATED
           -------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

           ARIZONA                                     86-0205130
        _______________                              ____________
     (State or Other Jurisdiction of         (I.R.S. Employer I.D. No.)
      Incorporation or Organization)

                            6475 Grandview Avenue
                                 P.O. Box 777
                          Magalia, California 95954
                           _______________________
                   (Address of Principal Executive Offices)

Issuer's Telephone Number:  (530) 873-4394

N/A
____
(Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None

Name of Each Exchange on Which Registered:                       None

Securities Registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.10 par value
                        _____________________________
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: February 28, 2001 - $0.00.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of June 12, 2001, the aggregate market value of the voting stock held by non-affiliates was $6,618,568, based on approximately 50,912,060 shares of voting common stock of the registrant held by non-affiliates and the average bid and asked prices of the stock.

    ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Not Applicable.

     APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 22, 2001 there were 66,893,060 shares of the issuer's common stock issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable.

Transitional Small Business Disclosure Format   Yes [ ] No [ X ]

                                    PART I

Item 1.  Description of Business.
         ------------------------

General.
--------

     Unico, Incorporated was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979. Unico, Incorporated has engaged in various mining activities since its inception. The names "Unico", "we", "our" and "us" used in this report refer to Unico, Incorporated.

Deer Trail Mine.
----------------

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

     During Unico's last 3 fiscal years ended February 28, 2001, Unico worked toward reopening the Deer Trail Mine. Unico acquired the necessary permits to commence mining activities, provided that the surface disturbance from the mining activities does not exceed 5 acres for both mine and mill. Unico has submitted an application to the Division of Oil, Gas and Mining for a Large Scale Mine Permit. Since the mine is located on both patented and unpatented claims, which are located within a national forest, all permitting is done through both the State of Utah and the U.S. Forest Service.

     During the past 3 fiscal years, Unico explored the Deer Trail property, conducted a geological evaluation of the property, repaired old mining equipment and Unico upgraded the infrastructure of the mine by installing pumping equipment, thousands of feet of pipe, and some new mining track and mining timbers to prepare the way for new mining activities.

     Unico constructed a metal building approximately 3,000 square feet in size on the property to house a gold, silver and copper mill. This building houses an ore floatation plant and a ball mill. A crusher is located outside the building. The crusher has been overhauled and tested, and should be crushing ore in early June 2001.

     Unico has purchased an ore screening plant which is located on the property. Unico also acquired a front end loader and a new air compressor and other personal property necessary for mining operations. Unico has acquired components to build a heavy media separator, which can be used to process up to 1,000 tons of low grade ore per day. Unico must still acquire structural steel necessary to build the heavy media separator.

     Unico has its own power generating plant which is capable of running the entire milling facility.

     Unico commenced mining activities in late March or early April on the Deer Trail Mine. As of mid-May 2001, the mining activities have been fairly limited. There are 5 miners working full time in the mine both on mine development work and production work. Their efforts are currently concentrated in the 3400 Area of the mine, from which they are removing approximately 2,000 tons of ore per month. The ore is being crushed and stock-piled for now.

     Unico believes it will be able to commence milling operations in mid-June 2001 provided it first passes an MSHA inspection.

     The ore presently being removed from the Deer Trail Mine contains approximately 30 ounces of silver per ton of ore, approximately 0.18 ounce of gold per ton of ore, and it contains approximately 3.5% lead, approximately 6% zinc, and a small amount of copper.

     Unico intends to conduct mining and milling activities on site at the Deer Trail Mine. Our initial mining activities have focused on mining and crushing ore. We expect to begin milling activities in mid-June to process ore into lead and zinc concentrates and ship the concentrates to various smelters which purchase the concentrates.

     Unico believes that there are a wide variety of sources for raw materials needed in its mining and proposed milling operations, and that it will not be dependent upon any one or few sources. Unico believes that there are a variety of mining companies and other mineral companies that are potential purchasers for the lead concentrates and zinc concentrates which Unico intends to sell as the end product from its mining and milling operations. Unico does not believe that it will be dependent on one or a few major customers for sales of the lead and zinc concentrates.

     The lead and zinc concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport zinc and lead concentrates to smelters or other places designated by purchasers. Presently Unico is negotiating a cartage or hauling contract with a licensed carrier in order to transport lead concentrates and zinc concentrates to one or more smelters.

Smelting and Refining.
---------------------

     All of the smelting and refining of ore will be handled by other companies. Smelters capable of handling the Deer Trail concentrates include the Cominco Lead and Zinc smelters in Trail, British Columbia, Canada, and the Grupo Mexico (formerly Asarco) smelter in Torreon, Mexico. Occasionally, high grade copper-silver concentrates may be sent to the Noranda smelter in Belledune, New Brunswick, Canada.

Dependence on Metal Prices.
--------------------------

     Unico's mining activities will be largely dependent on metal prices. The prices may fluctuate on the world commodity markets and will be beyond the influence of Unico. A substantial reduction in the price of metals might impede Unico's ability to economically mine or to raise additional capital.

Competition.
-----------

     Unico competes with many mining companies in the U.S. and throughout the world. The majority of Unico's competitors are much larger and better financed than Unico. Some of Unico's competitors have closed mining operations in recent years due to low metal prices.

The Deer Trail Mine Development Agreement.
-----------------------------------------

     On October 5, 1998 Unico entered into the Deer Trail Mine Development Agreement with Guilderbrook, Inc. and Aurora Resources & Mining Corp. Guilderbrook, Inc. is owned by Gilbert A. Windheim, one of Unico's principal stockholders. Aurora Resources & Mining Corp. is owned by David F. Poisson and his wife. Mr. Poisson has been a director and assistant secretary of Unico since November 1999. The Deer Trail Mine Development Agreement was entered into at a time when Unico was seriously delinquent in its obligations under the Deer Trail Lease, and needed assistance with making both delinquent lease payments and future lease payments. The Deer Trail Mine Development Agreement required Guilderbrook, Inc. to provide $60,000 to Unico in order to pay past due lease payments and to provide $9,000 per month for future lease payments. In exchange for these payments, Guilderbrook, Inc. is to receive 25% of the net profits from the future mining operations ore sales, including all ore mined at the Deer Trail Mine.

     The Deer Trail Mine Development Agreement obligates Aurora Resources & Mining Corp. to provide the mine operations management along with the other necessary additional equipment to begin mining operations at the Deer Trail Mine. This is to be done with Aurora Resources & Mining Corp.'s financial and additional capital equipment resources. In consideration for this contribution, the Deer Trail Mine Development Agreement provided that Aurora Resources & Mining Corp. was to receive 50% of the net profits from all mined ore sales from the Deer Trail Mine.

     The Deer Trail Mine Development Agreement provided that at a future time when exercising the existing option under the Deer Trail Lease is appropriate, Guilderbrook, Inc. is to pay 25% of the option price, Aurora Resources & Mining Corp. is to pay 50% of the option price and Unico is to pay 25% of the option price. The total option price is presently $4,000,000. In the event that the option is exercised under the Deer Trail Lease, the full ownership interests of the parties and the property, rights and privileges, and any net smelter returns to be shared between the parties would then be own/shared on the following basis:

     .   Unico - 25%

     .   Guilderbrook, Inc. - 25%

     .   Aurora Resources & Mining Corp. - 50%.

     In the event that the option is exercised, Unico is to continue to be a leaseholder and operator of the Deer Trail Mine property.

     In February 1999, Unico issued 500,000 shares of its common stock to Aurora Resources & Mining Co. in exchange for a 26% net profits interest under the Deer Trail Mine Development Agreement. In October 1999, Aurora Resources & Mining Corp. agreed to return to Unico the remaining 24% right to net profits under the Deer Trail Mine Development Agreement. As a result, Unico is now entitled to 75% of any net profits generated under the Deer Trail Mine Development Agreement, and Guilderbrook, Inc. is entitled to the remaining 25% of any net profits.

Silver Bell Mine.
-----------------

    On December 6, 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation, in consideration for the issuance of 3,000,000 restricted shares of Unico common stock. This represents approximately five percent (5.0%) of the total issued and outstanding shares of common stock of Unico. The shares of Silver Bell Mining Company, Incorporated common stock acquired by Unico were acquired from approximately eight shareholders. The amount of consideration paid by Unico was negotiated on an arms' length basis between Unico's management and the former Silver Bell Mining Company, Incorporated shareholders. Of the 3,000,000 shares of Unico common stock issued in the acquisition, approximately 2,300,000 shares were issued to W. Dan Proctor.

     W. Dan Proctor is the President and a director of Silver Bell Mining Company, Incorporated. Mr. Proctor also serves as a business consultant to Unico and project manager. None of the other former Silver Bell Mining Company, Incorporated shareholders has any material relationship with Unico or any of Unico's affiliates, directors or officers or any of their associates.

Silver Bell Mining Company, Incorporated was incorporated in the State of Utah on April 26, 1993. It has acquired 26 patented mining claims located in American Fork Canyon, Utah County, Utah, which is organized into three separate parcels. The claims contain mining properties which have not been mined for production since 1983. The properties were mined primarily for silver, lead and zinc.

      Unico intends to commence some mining activities on the Silver Bell Mine in mid to late June 2001. Unico anticipates that it may mine approximately 60 tons of ore per day from the Silver Bell Mine initially. Unico intends to transport the ore to the Deer Trail Mine site where it will be crushed and milled.

     Based on test results, Unico believes that ore to be mined initially from the Silver Bell Mine will contain approximately 40 ounces of silver per ton of ore, approximately 5% lead, approximately 12% zinc, and approximately 4% copper.

Employees.
----------

     Unico presently has 10 full time employees and 1 part time employee who are leased from another company. Five of these full time employees are
miners.   The other full time employees include a project manager, foreman and
3 other workers. The part time employee is an electrician. Unico believes that it will increase its number of employees to approximately 20-25 full time employees this summer. In the event the mining operations are successful, additional employees may be added in the future.

Governmental Regulation.
-----------------------

     Mining and/or processing activities are subject to numerous permitting and environmental laws and regulations administered by active federal, state, and local authorities, particularly the Utah Division of Oil, Gas and Mining. Although the permits necessary for mining operations on the patented and unpatented Deer Trail Mine claims and on the patented Silver Bell Mine claims have already been obtained, Unico may be required to expand such permitting in order to fully develop the properties. In order to obtain expanded permits, it may be necessary to gather and analyze baseline data, complete environmental assessments or environmental impact statements with appropriate steps to mitigate potential adverse impacts, and modify the proposed plans in order to accommodate environmental impacts, all of which may take an indeterminate amount of time to complete.

     The mining operations are regulated under the jurisdiction of the Mine Safety and Health Administration or "MSHA" to some degree to insure safe operations. Without proper training of personnel and compliance to all MSHA rules, the mine could be subject to heavy fines and closure. Presently Unico has no outstanding citations and has complied with MSHA regulations and maintains a good working relationship with MSHA. The mining operations are subject to periodic inspections by MSHA which, depending on the outcome of an inspection, could curtail production until any violations have been cured.

Cost and Effect of Compliance with Environmental Laws.
-----------------------------------------------------

     Environmental regulations and guidelines have been established by state and federal agencies to insure that the environment is not permanently adversely impacted. Unico presently has $38,000 in reclamation bonds with the U.S. Forest Service and the Utah Division of Oil, Gas and Mining. As Unico expands its operations it will become necessary to comply with further regulations for larger operations and more bonding will be required from time to time. Permitting will be an ongoing function of Unico's operations.

Item 2.  Description of Property.
         ------------------------

Deer Trail Lease.
----------------

     On March 30, 1992, Unico entered into the Deer Trail Lease with Deer Trail Development Corporation which became effective on June 1, 1992. The Deer Trail Lease covers 28 patented claims (approximately 525 acres), 5 patented mill sites (25 acres) and 171 unpatented claims (approximately 3,420 acres). The claims include workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines. This is an underground mine.

     The term of the lease is for a period of 10 years with an initial term of 6 months and continuing as long as the minimum royalty is paid and Unico is in compliance with the terms of the lease. Unico has agreed to use its best efforts to mine and remove minerals from the property and has assumed annual maintenance and tax obligations on the property estimated at approximately $25,000 per year during the lease. Currently, the minimum royalty payment is $10,000 per month, and is payable whether or not mining operations are being conducted. Lease royalty-rentals are equal to 5% of gross receipts received by Unico from sales of minerals from the lease, less transportation (mine to smelter), assaying, weighing, treatment and special sampling charges, but not less than the minimum royalty.

     The lease terminates after 10 years on May 31, 2002, upon default by a party, by mutual agreement or upon exercise of Unico's option to purchase. Each party has agreed to bear its own costs of environmental, pollution, aesthetic or legal liability imposed by any governmental or regulatory authority and attributable to its ownership of claims. Unico has the option to purchase the claims for $4,000,000 until May 31, 2002. The option price initially was $1,000,000 from June 1, 1992 until May 31, 1995. It increased to $2,000,000 from June 1, 1995 until May 31, 1999. It increased to $4,000,000 on June 1, 1999. The lessor has an option to take a 5% gross royalty as a carried interest in lieu of the cash option exercise price. This royalty can be reduced by up to one-half by Unico's paying to one-half of the cash option exercise price and one-half of the royalty payment.

The Deer Trail Mine.
--------------------

     The Deer Trail claims are located in the Tushar Mountains of East Central, Utah in the Mount Baldy and Ohio Mining districts. They are located on Deer Trail Mountain, approximately 5 miles South of Marysvale, Utah and are accessible by a gravel county road which is in good condition.

     The Deer Trail ore body was first discovered by deer hunters in 1878.
The ore body originally cropped out at the surface. It is estimated that between 1878 and 1917, about 10,000 tons of ore were mined. A small mill was installed in 1918, and between 1918 and 1923 the mine produced about 138,000 tons of predominately oxidized ore averaging 1.38 opt gold, 11.49 opt silver and 3.26% lead. Zinc and copper were not recovered. In 1923, mining was suspended when the workings encountered a fault that cut off the ore, and for more than 20 years production was limited to drawing stopes and removing pillars. In 1945, the PTH tunnel was started to explore for the faulted extension of the Deer Trail ore body. The 3,400 ore body was encountered unexpectedly by this tunnel and a total of 5,000 tons of ore averaging 2.84% lead, 0.76% copper, 6.26% zinc, 15.17 opt silver and 0.19 opt gold were shipped. By 1964, the PTH tunnel had intersected the offset part of the Deer Trail ore body. From 1964 until 1981 this segment of the ore body produced over 100,000 tons of unoxidized sulfide ore averaging 5% lead, 0.6% copper, 12% zinc, 15 opt silver, and 0.10 opt gold. The present working face is still in ore.

     The PTH Tunnel penetrates more than 10,000 feet with a developed network of tunnels, shafts and raises at the 3,400 foot area and at the 8,000 foot area and was mined extensively for gold and silver for about 20 years. The timbered and ventilated tunnel includes more than two miles of track for ore cars accessed through a covered entrance structure.

     The mine facilities also include ore cars, battery operated engines, an engine storage and charging house, a electric power substation, a miner's locker room, a compressor building, a 1000 gallon underground gasoline storage tank with gas pump, two front end loaders, three dump trucks and a general office, lab and core sampling facility. Unico believes water is accessible to the site.

     The Deer Trail mining property was developed by the Deer Trail Development Corporation, now known as Crown Mines, LLC, and is presently owned by the same company, located in Dallas, Texas. The property has been leased out several times since production ceased in 1981. There has been little production since then. Several major mining companies have explored the property. These include Noranda, Phelps Dodge and Goldfields. One smaller company drilled and analyzed the mill tailings from the upper Deer Trail Mine area in 1990. The results of the drilling and other tests were not conclusive, and at present there are no known proven or probable reserves on the claims.

     Unico leased the property effective June 1, 1992 and has been actively working to re-open the mine since then. Unico has produced a few small lots of ore from the stopes in the 8600 area of the PTH tunnel for testing and evaluation purposes, and has developed several excellent targets within those workings. In April 2001, Unico began limited mining operations which have been concentrated in the 3400 area of the mine.

Deer Trail Mine Geological Information.
---------------------------------------

    The Deer Trail mine workings expose westerly dipping sedimentary rocks of three units: the Toroweap and Queantoweap Formations and the Callville Limestone. The Deer Trail ore body is in the lower part of the Toroweap Formation and consists of a nearly continuous group of semiconcordant replacement bodies flanking a central vein. About half of this ore body is exposed in the Old Deer Trail mine workings and is oxidized; the other half is located in the 8600 area workings and consists of unoxidized sulphide ore.
The Queantoweap Formation, which underlies the Toroweap, is a quartzite and hosts no known mantos. The underlying Callville Limestone contained the 3400 ore body.

     The Toroweap Formation exposed in the 8600 area consists of a wide range of interbedded lithologies, including quartzite, limestone, dolomite, shale, and chert, which form 50 or more recognizable units ranging in thickness from a inch to several feet. In contrast, the underlying Queantoweap Sandstone consists of a fairly uniform medium-grained, well-sorted massive quartzite.

      The Calville Limestone in the Deer Trail mine lacks marker beds, and lithologic facies change rapidly. The rocks are cut by several faults of unknown displacement. The marked lateral variations in lithology have made it possible to identify only seven correatable stratigraphic assemblages. The upper 240 feet of the Callville Limestone in the 3400 area consists dominantly of mudstones containing quartz silt, evaporite nodules, and sponge spicules. Below 240 feet, dolomite containing microfossils and peloids is abundant and evaporites are absent. In the 8600 area, the Callville has been observed in drill core and there it contains thick beds of course-grained anhydrite.

     The Toroweap Formation in the mine area strikes generally north-south and dips 20 degrees W. The Deer Trail ore body rakes across this inclination with a bearing of N 70 degrees W, so the average plunge of the ore zone into Deer Trail Mountain is about 18 degrees.

     The mantos in the Old Deer Trail mine workings closely followed the axis of the Deer Trail anticline, a relationship that was used to guide development. In the 8600 area, however, the mantos and the anticline axis diverge and the deepest workings are about 1500 feet apart.

     The Deer Trail ore body consists of a semicontinuous group of narrow, elongate strata-bound replacement bodies developed adjacent to a central vein. The ore body has a sinuous ribbon like shape in plain view and has been mined for a length of approximately 5,525 feet over a width averaging 32 to 38 feet and a height averaging about 15 to 30 feet.

     A set of cross faults that trends east-northeast and dip steeply to the north are exposed in the mine workings in the 8600 area. These have an aggregate stratigraphic throw of about 150 feet, down to the north. One of these faults is the 18 Drift fault or 18 North fault. These faults are now occupied by quartz veins as much as 15 feet thick that contain substantial quantities of lead, zinc, arsenic, silver, gold, copper and molybdennum. The 18 north fault consists of quartz with good values in gold, silver and copper with very little other metals which could possibly be marketed to smelters as a flux.

Deer Trail Mine Workings.
-------------------------

     The mine workings at the Deer Trail consist of the upper Old Deer Trail mine workings and the PTH tunnel mine workings. The Old Deer Trail mine consists of three levels, approximately 100 vertical feet apart. The first level was first accessed from the surface through the discovery shaft of 1878, with several adits interconnecting from the surface. The second level or the No. 2 Tunnel level is accessed through one known tunnel and consists of several large stopes interconnected with a series of drifts, winzes, and raises. The third level or the No. 3 Tunnel level was used as a haulage tunnel and was the main level of the Old Deer Trail mine. It consists of drifts and raises all accessed by 18" narrow gauge track. The present workings are only partially accessible. Many drifts have caved. All three levels are interconnected allowing for good ventilation.

     The PTH Tunnel workings underlie the Old Deer Trail workings by approximately 450 feet and accessed 4,000 feet to the south. The PTH Tunnel was started in 1945 to intersect the faulted Deer Trail ore body. It is a 5'x7' tunnel that extends over 10,000 feet into Deer Trail Mountain. Almost all areas of these workings are accessed by 18" narrow gauge track. The tunnel trends to the north-northwest paralleling the base of Deer Trail Mountain. At approximately 3,400 feet the tunnel intersected unexpectedly mineralization in the Callville Limestone. This mineralization was developed on the PTH Tunnel level as well as two levels below 100 vertical feet apart. Bedded mineralization associated with the Wet Fault was produced via a series of drifts, winzes, stopes and raises. A ventilation/escape shaft was driven to the surface in this area. The tunnel next encountered mineralization at approximately 8,600 feet, where the tunnel encountered the continuation of the Deer Trail ore body. Several thousand feet of drifts was driven to explore and exploit the deposit. An internal shaft was driven 250 feet to gain access to the shallowing dipping ore where three more levels were established. Again several hundred feet of drifts, stopes, raises and winzes were driven to mine the ore body.

     Water was encountered in the 280 winze and pumps were installed in order to continue mining. Mining was stopped in 1981 due to lack of processing and smelting facilities. The present face in the 280 area is still in ore. The width of the face was increasing as well as the value of the ore. A raise to connect the PTH workings with the Old Deer Trail Mine was started located approximately where the PTH Tunnel crossed the 18 North fault. It is presently up 140 feet.

Deer Trail Mine Mineral Resources.
----------------------------------

     The resources have been outlined above. However, further efforts to increase the mineable resources of the mine are being explored. Further drilling to prove up known resources are contemplated as well as ways to mine more efficiently in order to mine lower grade ores at a profit. One such method is now under review. The use of a heavy media separator could significantly increases mineable reserves. The heavy media separator is a method whereby low grade material can be upgraded underground for less than $2.50 per ton. Areas left undeveloped in the mine due to the amount of waste rock between narrow mineralized beddings might effectively be produced by using heavy media separator technology.

     The Deer Trail deposit is similar to many deposits in Utah, such as Tintic and Park City, where mine reserves were drilled approximately two years ahead of production due to the nature of the deposits and the costs involved in drilling out entire reserves before mining began. It is planned that reserves in the Deer Trail will be established two to three years ahead of production. Exploration drilling will be conducted in conjunction with mine production. Several prospective targets will be drilled from underground as the workings advance.

To date only two known mineralized horizons have been exploited. Unico believes the underlying formations contain very favorable horizons for mineralization. But they have yet to be tested. Unico believes the potential is excellent that more mineralization will be discovered.

Unico's Purchase of 680 Acres Near the Deer Trail Mine.
-------------------------------------------------------

     On August 28, 2000, Unico entered into a Sales Agreement to purchase approximately 680 acres of raw ground located in Piute County, State of Utah, adjacent to the existing Deer Trail Mine property leased by Unico. The property was purchased from Tech-Sym Corporation of Houston, Texas.

     The property was purchased for $200,000 of which $50,000 was paid as down payment, and the balance of $150,000 was paid in April 2001.

     Unico purchased the property for the purpose of establishing a mill site on the property and to use as a place to store waste rock from mining operations, and for other general mining and business purposes.

Silver Bell Mine.
----------------

     On December 6, 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation, in consideration for the issuance of 3,000,000 restricted shares of Unico common stock. This represents approximately five percent (5.0%) of the total issued and outstanding shares of common stock of Unico.

     Silver Bell Mining Company, Incorporated was incorporated in the State of Utah on April 26, 1993. It has acquired 26 patented mining claims located in American Fork Canyon, Utah County, Utah, which is organized into three separate parcels. The claims contain mining properties which have not been mined for production since 1983. The properties were mined primarily for silver, lead and zinc.

     The Silver Bell deposit was first discovered in 1871 by soldiers stationed at Fort Douglas in Salt Lake City. Mining was confined to select high grade ores averaging 100 ounces per ton in silver. The workings consisted of an adit and a winze and ore was lowered down the mountain by means of a cable and rail system. The mine was enlarged to accommodate larger equipment in 1980 and some ore was produced which averaged 22 ounces in silver per ton of ore. The deposit consists of a single fissure or vein known as the Silver Bell fissure which averages six feet in width and dips to the NW at 62 degrees. It has been exposed for over 300 feet in depth and over 1,200 feet of strike length. Associated with the fissure several mineralized horizons (mantos) have been encountered. Recent independent sampling done by Watts, Grifiths, and McQuat and others demonstrate that the mantos are far richer than the vein mineralization with values as high as 120 ounces per ton silver. The deposit contains both oxide and sulphide ore rich in silver, lead, zinc and copper. The sulphide mineralization contains more values than the oxides. The mineralized system is located within the Maxfield cambrian limestone unit and extends down through the Ophir units into the Tintic Quartzite. There is presently an estimated resources of over 100,000 tons.

     Unico intends to commence some mining activities on the Silver Bell Mine in mid to late June 2001. Unico anticipates that it may mine approximately 60 tons of ore per day from the Silver Bell Mine initially. The ore will be transported to the Deer Trail Mine site where it will be crushed and milled.

     Based on test results, Unico believes that ore to be mined initially from the Silver Bell mine will contain approximately 40 ounces of silver per ton of ore, approximately 5% lead, 12% zinc, and approximately 4% copper.

Item 3.  Legal Proceedings.
         ------------------

     Except as described below, Unico is not:

     .     a party to any material pending legal proceedings;

     . its property is not subject to any material pending legal proceedings; and

     . to the best of Unico's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against Unico:

           On August 8, 1996, The Allen Ball and Connie Ball Living Trust filed a lawsuit against Unico in the Third Judicial District Court in and for Salt Lake County, State of Utah (Case No. 960905503) in which the trust sought to collect approximately $286,000 plus accrued interest on a promissory note from Unico. In September 1996 Unico filed its answer to the complaint alleging that the promissory note had been paid in full through the issuance of 151,512 shares of Unico common stock. Unico denies any liability. This case has been inactive for approximately four years.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market information.
------------------

     Our common stock is traded in the over-the-counter market and quoted on the NASD's OTC bulletin board under the ticker symbol "UNCN". The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of Unico common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The quotations have been provided by market makers in common stock and/or the National Quotation Bureau.

Quarter ended                 High bid          Low bid
--------------                --------          -------

May 31, 1999                   $.045             $.0275

August 31, 1999                $.04              $.03
November 30, 1999              $.07              $.03
February 29, 2000              $.20              $.04
May 31, 2000                   $.23              $.125
August 31, 2000                $.181             $.09
November 30, 2000              $.205             $.105
February 28, 2001              $.21              $.13


Number of Stockholders.
-----------------------

     As of May 22, 2001 there were approximately 505 stockholders of record. Because many of the shares are held in broker or street name, Unico believes that it has significantly more than 505 beneficial stockholders.

Dividend Information.
----------------------

      We have not paid any dividends during the last two fiscal years or since then. We currently intend to retain any earnings to finance the development and expansion of our operations and do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, business opportunities and capital requirements.

     Under Arizona state corporate law, no dividends may be paid if, after giving effect to the dividends, either: (a) Unico would not be able to pay its debts as they become due in the usual course of business; or (b) Unico's total assets would be less than the sum of its total liabilities plus, unless Unico's articles of incorporation provide otherwise, the amount that would be needed, if Unico were to be dissolved at the time of the distribution, to satisfy the preferential rights on dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

Recent Sales of Unregistered Securities.
----------------------------------------

     During the fiscal year ended February 28, 2001, Unico made the following sales of securities which were not registered under the Securities Act of 1933:

                               No. of
Date      Recipient            Shares      Consideration    Valuation
--------  -------------        ---------   ---------------  ------------
04/26/00  Xion, Inc.           2,000,000   Cash (Note 1)    $200,000
05/02/00  B & H Industries     2,000,000   Cash (Note 1)    $200,000
05/26/00  David J. Capraro       500,000   Cash (Note 2)    $ 50,000
05/26/00  Eben Loewenthal        500,000   Services         $ 50,000
08/03/00  W. Dan Proctor         210,000   Services         $ 21,000
08/03/00  Richard R. &           250,000   Services         $ 25,000
          Leslie Kennedy
09/06/00  Brad Johnsen           208,334   Cash             $ 25,000
10/10/00  Eben Loewenthal        178,571   Cash             (Note 3)
10/10/00  Eben Loewenthal        321,429   Services         (Note 3)
10/10/00  Ray C. Brown &       5,000,000   Debt conversion  $700,000
          Carryl W. Brown
10/10/00  Thomas G. Devine       150,000   (Note 4)         $ 25,500
10/10/00  Peter Donovan          100,000   (Note 4)         $ 17,000
10/10/00  Kjeld Thygessen         50,000   (Note 4)         $  8,500
10/10/00  Cynthia Grantham       150,000   (Note 4)         $ 25,000
10/10/00  Glen Zinn                7,500   (Note 4)         $  1,275
12/18/00  W. Dan Proctor       2,292,500   (Note 5)         $229,250
12/18/00  Eben Loewenthal        600,000   (Note 5)         $ 60,000
02/22/01  David J. Capraro       100,000   Cash (Note 2)    $ 10,000
02/22/01  Carolyn M. Gabriel     125,000   Cash             $ 20,000
02/22/01  J. Bruce Hirschberg    312,000   Cash             $ 50,000


    Note 1: Unico is presently owed approximately $300,000 for the issuances of shares of Xion, Inc. and/or B & H Industries in April and May, 2000.

    Note 2: Mr. David J. Capraro holds an option to purchase up to 1,550,000 shares at $0.10 per share. Mr. Capraro exercised a portion of this option by purchasing 500,000 shares at $0.10 per share on or about 05/26/00 and 100,000 shares at $0.10 per share on or about 2/22/01. These purchases have been identified in the table above.

    Note 3: In October 2000, Unico agreed to issue to Mr. Loewenthal 250,000 shares for $25,000 cash ($0.10 per share), and 250,000 shares for $25,000 in services ($0.10 per share). Because Unico's common stock was trading at $0.14 per share at that time, Unico had to impute an additional $20,000 of services income to Mr. Loewenthal in connection with these stock issuances. As a result, for financial accounting purposes, Unico is treated as having issued 178,571 shares for cash (at $0.14 per share) and 321,429 shares for services (at $0.14 per share). In addition, on or about October 3, 2000, Unico granted to Eben Loewenthal an option to purchase up to 250,000 shares of Unico's common stock at $0.10 per share, exercisable at any time on or before October 3, 2001.

    Note 4: Each of Thomas G. Devine, Peter Donovan, Kjeld Thygessen, Cynthia Grantham and Glenn Zinn exchanged shares of common stock of Silver Bell Mining, Incorporated to Unico for the shares of Unico common stock issued to them.

    Note 5: On or about December 18, 2000, Unico acquired the remaining Silver Bell Mining, Incorporated shares from W. Dan Proctor in exchange for which Unico issued 2,292,500 shares of Unico common stock valued at $0.10 per share. Unico issued 250,000 shares of Unico common stock to Eben Loewenthal as payment of debt owed by Silver Bell Mining, Incorporated to Mr. Loewenthal. At approximately the same time, Mr. Loewenthal purchased an additional 350,000 shares for $35,000 cash.

All of the shares described above in the table and the options described above were sold or granted directly by Unico, and no underwriters were involved in the transactions. The shares sold to Xion, Inc. and B & H Industries were sold pursuant to Rule 504 of Regulation D and section 3(b) of the Securities Act of 1933. Unico relied on section 4(2) of the Securities Act of 1933 in making all other sales of securities to the other purchasers. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning Unico. Each purchaser also had the opportunity to investigate Unico and ask questions of its president and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold (other than those sold under Rule 504) was appropriately restricted by Unico.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

Plan of Operation.
------------------

     During the next 12 months, our plan of operation consists of the following:

     -   increase mining activities at the Deer Trail Mine;

     -   begin milling activities at the Deer Trail Mine in June 2001;

     - begin making sales and shipping concentrates to smelters for smelting and refining in June or July 2001;

     -   begin mining activities at the Silver Bell Mine in late June 2001;

     - purchase up to two used trucks at a cost of approximately $15,000 each to use to transport ore from the Silver Bell Mine to American Fork, Utah where it can be loaded on larger trucks and transported to the Deer Trail Mine for crushing and milling;

     -   increase the number of full-time employees from 10 to approximately
         35; and

     - raise approximately $300,000 in additional equity capital and/or loans.

     Accomplishing our 12 month plan of operations is dependent on Unico raising approximately $300,000 in equity or debt financing during the next 2 to 3 months. Unico's current cash will sustain operations for approximately 60 days.

Management's discussion and analysis of financial condition and results of
--------------------------------------------------------------------------
operations.
-----------

     Liquidity and capital resources. Presently our liquid resources are sufficient to support operations for approximately 60 days. We are dependent on raising an additional $300,000 to successfully implement our 12 month business plan described above.

     Our auditors have issued a "going concern" opinion in note 9 of our audited financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $300,000 in equity or debt capital in the next 2 to 3 months, we believe that Unico will have sufficient funds to complete its planned equipment purchases, and meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

     We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management and/or others. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing, for which we have no commitments.

     Revenue. We have had no revenues from operations during the past two fiscal years. We anticipate generating revenues from operations beginning in the summer 2001.

     Cost of operations. During the last fiscal year Unico has spent substantial funds on purchasing equipment and preparing the Deer Trail Mine for active mining operations. Unico has ongoing monthly lease payments on the mine which have been, and are being, paid by Guilderbrook, Inc., a company owned by a principal stockholder of Unico. In exchange for the monthly mine lease payments, Guilderbrook, Inc. will receive 25% of the net profits from mine operations subsequent ore sales.

     Lease termination; option to purchase. Unico's existing lease agreement for the Deer Trail Mine expires May 31, 2002. We presently have an option to purchase the Deer Trail Mine for $4,000,000. In the event mining operations from the mine are profitable, Unico will either need to obtain an extension of the lease agreement or exercise the option to purchase the Deer Trail Mine before May 31, 2002. No assurance can be given that the owner of the Deer Trail Mine will extend the lease. Unico presently does not have sufficient funds to exercise the option to purchase the Deer Trail Mine, and no assurance can be given that Unico will have sufficient funds to purchase the Deer Trail Mine when the lease expires.

Item 7.  Financial Statements.
         ---------------------

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                              February 28, 2001

                               C O N T E N T S


Independent Auditors' Report............................................... 3

Consolidated Balance Sheet................................................. 4

Consolidated Statements of Operators....................................... 6

Consolidated Statements of Stockholders' Equity (Deficit).................. 7

Consolidated Statements of Cash Flows..................................... 10

Notes to Consolidated Financial Statements................................ 12

                                      H
                                      J
                       -------------------------------
                           HJ & ASSOCIATES, L.L.C.
                       -------------------------------
                 CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


                        INDEPENDENT AUDITORS'  REPORT


Unico, Inc. and Subsidiaries
(A Development Stage Company)
Board of Directors
Magalia, California

We have audited the accompanying consolidated balance sheet of Unico, Inc. and Subsidiaries (a development stage company) as of February 28, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 2001 and February 29, 2000 and from inception of the development stage of March 1, 1997 though February 28, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico, Inc. and Subsidiaries as of February 28, 2001 and the results of their operations and their cash flows for the years ended February 28, 2001 and February 29, 2000 and from inception of the development stage of March 1, 1997 through February 28, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company is a development stage company with no operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
May 23, 2001


-----------------------------------------------------------------------------
       50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
             Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                         Consolidated Balance Sheet


                                    ASSETS

                                                               February 28,
                                                                  2001
                                                              -------------
CURRENT ASSETS

  Cash and cash equivalents                                   $    228,512
  Taxes receivable                                                     433
                                                              -------------

    Total Current Assets                                           228,945
                                                              -------------
PROPERTY AND EQUIPMENT

  Property and equipment, net (Note 4)                             735,493
                                                              -------------

    Total Property and Equipment                                   735,493
                                                              -------------
OTHER ASSETS

  Deposit on subsidiary acquisition (Note 5)                             -
  Operating agreement (Note 11)                                          -

  Refundable deposit                                                   500
  Reclamation Bond                                                  19,000
                                                              -------------

    Total Other Assets                                              19,500
                                                              -------------

      TOTAL ASSETS                                            $    983,938
                                                              =============


            The accompanying notes are an integral part of these
                      consolidated financial statements.

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Balance Sheet (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               February 28,
                                                                   2001
                                                              -------------

CURRENT LIABILITIES

  Accounts payable                                            $     49,929
  Accrued expenses                                                   1,410
  Advances from related parties (Note 8)                           500,200
  Notes payable (Notes 6 and 11)                                   446,499
  Accrued interest payable                                         654,860
  Commitments and contingencies (Note 11)                          637,297
                                                              -------------

    Total Current Liabilities                                    2,290,195
                                                              -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at $0.10 par
    value; 65,322,546 shares issued and outstanding              6,532,254
  Additional paid-in capital                                       564,518
  Stock subscription receivable                                   (379,260)
  Accumulated deficit prior to development stage                (3,788,522)
  Accumulated deficit from inception of the development
    stage on March 1, 1997                                      (4,235,247)
                                                              -------------

    Total Stockholders' Equity (Deficit)                        (1,306,257)
                                                              -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $    983,938
                                                              =============




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Operations


                                                                 From
                                                                 Inception
                                                                 of the
                                                                 Development
                                                                 Stage on
                                                                 March 1,
                                         For the Year Ended      1997 Through
                                      February 28,  February 29, February 28,
                                          2001         2000      2001
                                      ------------- ------------ -------------

REVENUES                              $          -  $         -  $          -

EXPENSES

  General and administrative               487,238      310,836     2,423,994
  Depreciation and amortization             34,388       29,213       156,269
                                      ------------- ------------ -------------

     Total Expenses                        521,626      340,049     2,580,263
                                      ------------- ------------ -------------

     Loss from Operations                 (521,626)    (340,049)   (2,580,263)
                                      ------------- ------------ -------------
OTHER INCOME (EXPENSES)

  Investment income                          2,444        2,123         8,742
  Interest expense                        (139,404)    (154,674)     (635,171)
  Decline in value assets                        -            -      (651,810)
  Settlement of debt                      (110,000)           -       (91,000)
  Loss on valuation of asset              (309,150)        (667)     (309,817)
  Gain on gold contract                          -            -        24,072
                                      ------------- ------------ -------------

     Total Other Income (Expenses)        (556,110)    (153,218)   (1,654,984)
                                      ------------- ------------ -------------

NET LOSS                              $ (1,077,736) $  (493,267) $ (4,235,247)
                                      ============= ============ =============


            The accompanying notes are an integral part of these
                      consolidated financial statements.




                        UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
         Consolidated Statements of Stockholders' Equity (Deficit)


                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Accumulated
                                     Shares      Amount    Capital       Receivable   Deficit
                                    ----------- ---------- ------------- ------------ ------------
Balance, February 28, 1997          36,887,712  $3,688,771 $    170,052  $         -  $(5,254,277)

Common stock issued for services
 rendered                            1,760,000     176,000            -            -            -

Common stock issued for cash         1,740,000     174,000            -            -            -

Common stock issued in payment
 of debt                               400,000      40,000            -            -            -

Common stock issued for acquisition
 of fixed assets                        60,000       6,000            -            -            -

Stock subscription receivable        1,000,000     100,000            -     (100,000)           -

Net loss for the year ended
 February 28, 1998                           -           -            -            -     (670,808)
                                    ----------- ---------- ------------- ------------ ------------

Balance, February 28, 1998          41,847,712   4,184,771      170,052     (100,000)  (5,925,085)

Common stock issued for payment
 of debt at $0.10 per share          5,000,000     500,000            -            -            -

Common stock issued for investment
 in mining properties at $0.10
 per share                             500,000      50,000            -            -            -

common stock issued for services
 rendered at $0.10 per share           250,000      25,000            -            -            -

Net loss for the year ended
 February 28, 1999                           -           -            -            -     (527,681)
                                    ----------- ---------- ------------- ------------ ------------

Balance, February 28, 1999          47,597,712  $4,759,771 $    170,052  $  (100,000) $(6,452,766)
                                    ----------- ---------- ------------- ------------ ------------





           The accompanying notes are an integral part of these consolidated financial statements.

                                     7


                        UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Accumulated
                                     Shares      Amount    Capital       Receivable   Deficit
                                    ----------- ---------- ------------- ------------ ------------
Balance, February 28, 1999           47,597,712 $4,759,771 $    170,052  $  (100,000) $(6,452,766)

Common stock issued for services
 rendered at $0.10 per share             39,000      3,900            -            -            -

Common stock issued for cash and
 services at $0.10 per share            580,000     58,000            -            -            -

Common stock issued for cash at
 $0.10 per share                        500,000     50,000            -            -            -

Common stock issued for cash at
 $0.10 per share                      1,550,000    155,000            -            -            -

Warrants granted below market
 price (Note 12)                              -          -      155,000            -            -

Net loss for the year ended
 February 29, 2000                            -          -            -            -     (493,267)
                                    ----------- ---------- ------------- ------------ ------------
Balance, February 29, 2000           50,266,712  5,026,671      325,052     (100,000)  (6,946,033)

Common stock issued for cash
 and subscription receivable
 at $0.10 per share                   4,000,000    400,000            -     (321,250)           -

Common stock issued for
 cash at $0.10 per share                500,000     50,000            -            -            -

Common stock issued for
 services at $0.10 per share            500,000     50,000            -            -            -

Partial receipt of stock
 subscription                                 -          -            -       11,990            -

Common stock issued for
 services at $0.10 per share            460,000     46,000            -            -            -

Partial receipt of stock
 subscription                                 -          -            -       25,000            -

Common stock issued for cash
 at $0.12 per share                     208,334     20,833        4,166            -            -

Common stock issued for deposit
 on subsidiary acquisition at
 $0.12 per share                        457,500     45,750        9,150            -            -
                                    ----------- ---------- ------------- ------------ ------------

Balance Forward                      56,392,546 $5,189,254 $    338,368  $  (374,260) $(6,946,033)
                                    ----------- ---------- ------------- ------------ ------------


           The accompanying notes are an integral part of these consolidated financial statements.



                        UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Accumulated
                                     Shares      Amount    Capital       Receivable   Deficit
                                    ----------- ---------- ------------- ------------ ------------
Balance Forward                      56,392,546 $5,189,254 $    338,368  $  (374,260) $(6,946,033)

Partial receipt of stock subscription         -          -            -        5,000            -

Common stock issued for cash and
 services at $0.10 per share            500,000     50,000            -            -            -

Common stock issued for related
 party debt and services at $0.14
 per share                            5,000,000    500,000      200,000            -            -

Common Stock issued for
 cash at $0.10 per share                350,000     35,000            -            -            -

Common Stock issued for
 subsidiary acquisition
 at $0.10 per share                   2,542,500    254,250            -            -            -

Common Stock issued for
 cash at $0.10 per share                100,000     10,000            -            -            -

Common Stock issued for
 cash at $0.16 per share                125,000     12,500        7,500            -            -

Common Stock issued for
 cash at $0.16 per share                312,500     31,250       18,750            -            -

Net loss for the year
 ended February 28, 2001                      -          -            -            -   (1,077,736)
                                    ----------- ---------- ------------- ------------ ------------

Balance, February 28, 2001           65,322,546 $6,532,254 $    564,618  $  (379,260) $(8,023,769)
                                    =========== ========== ============= ============ ============

           The accompanying notes are an integral part of these consolidated financial statements.




                        UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows


                                                                            From
                                                                            Inception
                                                                            of the
                                                                            Development
                                                                            Stage on
                                                                            March 1,
                                                    For the Year Ended      1997 Through
                                                 February 28,  February 29, February 28,
                                                     2001         2000      2001
                                                 ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                         $(1,077,736) $  (493,267) $ (4,235,247)
 Adjustments to reconcile net loss to
  net cash (used) by operating activities:
    Stock issued for services                         121,000       21,900     1,097,220
    Warrants issued below market value                      -      155,000       155,000
    Depreciation expense                               34,388       29,213       156,569
    Loss on disposition of asset                      (21,722)         667       (21,055)
    Settlement of debt                                      -            -        19,000
    Gain on gold contract                                   -            -       (24,072)
    Decline in value of assets                        309,150            -       960,960
 Changes in operating assets and liabilities:
    Decrease in accounts receivable and related
      receivables                                           -       29,100           152
    (Increase) decrease in prepaid expenses             9,719       (9,719)            -
    (Increase) in other assets                        (19,000)           -        18,502
    Increase in accounts payable and other
      liabilities                                     221,818      134,500       892,035
                                                 ------------- ------------ -------------

      Net Cash (Used) by Operating Activities        (422,383)    (132,606)     (980,936)
                                                 ------------- ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of land                                     (50,000)           -       (50,000)
 Decrease in investment                                     -            -        95,068
 Purchase of fixed assets                            (370,131)      (6,500)     (396,731)
                                                 ------------- ------------ -------------

      Net Cash (Used) by Investing Activities        (420,131)      (6,500)     (351,663)
                                                 ------------- ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in advances from related parties            522,500       25,250       802,349
 Issuance of stock for cash                           293,750      245,000       712,750
 Receipt of stock subscription receivable              41,990           -         41,990
                                                 ------------- ------------ -------------

      Net Cash Provided by Financing Activities  $    858,240  $   270,250  $  1,557,089
                                                 ------------- ------------ -------------

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                                     10

                        UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
             Consolidated Statements of Cash Flows (Continued)
                                                                            From
                                                                            Inception
                                                                            of the
                                                                            Development
                                                                            Stage on
                                                                            March 1,
                                                    For the Year Ended      1997 Through
                                                 February 28,  February 29, February 28,
                                                     2001         2000      2001
                                                 ------------- ------------ -------------
NET INCREASE IN CASH                             $     15,726  $   131,144  $    224,490

CASH AT BEGINNING OF PERIOD                           212,786       81,642         4,022
                                                 ------------- ------------ -------------

CASH AT END OF PERIOD                            $    228,512  $   212,786  $    228,512
                                                 ============= ============ =============

CASH PAID DURING THE PERIOD FOR:

  Interest                                       $     15,000  $     2,132  $     17,132
  Income taxes                                   $          -  $         -  $          -


NON-CASH FINANCING ACTIVITIES:

  Issuance of stock for services                 $    121,000  $    21,900  $  1,097,220
  Issuance of stock for related party debt       $    700,000  $         -  $  1,240,000
  Issuance of stock for subsidiary acquisition   $    309,150  $         -  $    309,150
  Issuance of stock for fixed assets             $          -  $         -  $     56,000


            The accompanying notes are an integral part of these
                     consolidated financial statements.



                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000


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

         b.  Basic Loss Per Share

         The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                  For the Years Ended
                                              --------------------------
                                              February 28,  February 29,
                                              ------------  ------------
         Net loss (numerator)                 $(1,077,736)  $  (493,267)

         Weighted average shares outstanding
         (denominator)                         57,948,929    48,438,177
                                              ------------  ------------

         Basic loss per share                 $     (0.02)  $     (0.01)
                                              ============  ============

         Dilutive loss per share is not presented due to potentially dilutive items being antidilutive in nature.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c.  Provision for Taxes

         At February 28, 2001, the Company has a net operating loss carryforward available to offset future taxable income of approximately $8,000,000, which will expire in 2021. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                 For the Years Ended
                                              February 28,  February 29,
                                              --------------------------
                                                  2001        2000
                                              ------------  ------------

         Income tax benefit at statutory rate $   409,540   $   187,441
         Change in valuation allowance           (409,540)  $  (187,441)
                                              ------------  ------------

                                              $         -   $         -
                                              ============  ============


         Deferred tax assets (liabilities) are comprised of the following:

                                                 For the Years Ended
                                              February 28,  February 29,
                                              --------------------------
                                                   2001        2000
                                              ------------  ------------
         Income tax benefit at statutory rate $ 3,049,033   $ 2,639,493
         Change in valuation allowance         (3,049,033)   (2,639,493)
                                              ------------  ------------

                                              $         -   $         -
                                              ============  ============

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for the Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         d.  Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         e.  Principles of Consolidation

         The consolidated financial statements include those of Unico, Inc. (the Company) and its wholly-owned subsidiaries, HydroClear, Ltd., and Silver Bell Mining, Inc.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000

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

         h.  Recent Accounting Pronouncements

         The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

         The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ( Continued)

         The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

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

NOTE 4 - PROPERTY AND EQUIPMENT

         Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

         Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

                    Description         Useful Lives
                    -----------         ------------
                    Automobiles         4 years
                    Mining equipment    5 and 12 years

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000


NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

         Property and Equipment consist of the following:

                                                             February 28,
                                                                 2001
                                                             ------------

               Automobiles                                   $    17,993
               Mining equipment                                  699,168
               Land                                              200,000
                                                             ------------

                   Total fixed assets                            917,161
                                                             ------------

               Less: accumulated depreciation                   (181,668)
                                                             ------------

               Net Fixed Assets                              $   735,493
                                                             ============

         Depreciation expense for the years ended February 28, 2001 and February 29, 2000 amounted to $34,388 and $29,213, respectively.

         During July 2000, the Company purchased land in Piute County, Utah for cash of $50,000 and a note payable of $150,000 due on or before April 20, 2001.


NOTE 5- INVESTMENT

        During September 2000, the Company entered into discussions to acquire 100% of the outstanding shares of Silver Bell Mining, Inc. in a stock for stock transaction. The Company issued 457,500 shares of stock as a deposit on the acquisition valued at $54,900, or $0.12 per share.

        During December 2000, the Company finalized the purchase agreement for 100% of the outstanding shares of Silver Bell by issuing 2,542,500 shares of the Company's common stock valved at $254,250, or $0.10 per share. This acquisition was completed December 6, 2000. Silver Bell had 29 mining claims at the date of acquisition. The investment was written down to its estimated net realizable value of $-0- at February 28, 2001. The acquisition was accounted for as a purchase proforma per APB No. 16. No value was attributed to the mining claims. Financial statements have not been provided as Silver Bell had no assets or operations prior to the purchase.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000

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

         However, in response to litigation initiated by the Company, a proposed settlement terminating the Joint Venture was signed on June 30, 1994. Provisions included the return of all mine interests, all improvements thereto, the benefit of all payments, engineering, etc. and a fluorite contract to the Company. The Company is obligated to pay $250,000 plus $36,000 plus interest at an annual rate of nine percent (9%) in thirty-six
(36) equal payments beginning in October 1994. The $250,000 could potentially be convertible to the Company's stock. Additionally, the Company will be obligated to pay approximately $580,000 from one-fourth of the net profit from future mine operations. The note is currently in default, making the entire balance due as of the balance sheet date. The balance due at February 28, 2001 was $286,000.

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

NOTE 8 - ADVANCES FROM RELATED PARTIES

         Advances from related parties amounted to $500,200 at February 28, 2001, are due on demand, and accrue interest at 10% per annum. Interest expense amounted to $83,384 and $72,595 at February 28, 2001 and February 29, 2000, respectively. The company issued 5,000,000 shares of its common stock to pay for $700,000 in related party advances. The shares of common stock were valued at $0.14 per share, the trading price of the stock on the date of issue. The Company also paid $15,000 in accrued interest.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000


NOTE 9 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception
through February 28, 2001.   It has not established revenues sufficient to
cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

         .  Completion and testing of mining and mill facilities;
         . Hire additional employees needed to commence mining operations; . Commence mining operations by September 2001; and . Raise up to $250,000 to $500,000 in additional funds.

         Management believes the Company's current cash will sustain operations for approximately three additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Litigation
          ----------

          On August 8, 1996, the Allen Ball and Connie Ball Living Trust filed suit against the Company. The suit is for the $286,000 and accrued interest as summarized in Note 6. The Company has engaged counsel to defend itself in the action.

          In an action filed by the Mine Safety and Health Administration
(MSHA) the Company was assessed certain penalties as a result of citations issued by MSHA. During January 2000, the Company settled with MSHA and is required to pay penalties totaling $22,000. The penalties are to be paid in eight installments of $2,750 beginning May 1, 2000 and continuing every six months until paid. The Company has accrued $16,500 as a contingent liability at February 28, 2001.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000


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

         A former employee filed suit against the Company in the United States District Court for the District of Utah. The plaintiff was injured during his unauthorized use of the Company's equipment. This matter was settled. The Company owes $110,000 payable as follows:

         1.  $35,000 due immediately
         2.  $25,000 due each April 15 starting in 2002 through 2004

         If the Company defaults, the plaintiff may take a judgement against the Company in the amount of $250,000, less any payments already made.

         Operating/Management Agreement
         ------------------------------

         The Company had contracted with SLC Environmental, LLC (SLC) to manage and operate all of its mines, mining property and mining claims. In return for SLC's services, the Company was to pay all costs incurred by SLC in operating and managing the mines. Additionally, the Company was to pay SLC 15% of the net profit, after taxes, from the operation and management of all projects managed or operated by SLC. The Company terminated the services of SLC during August 1996. SLC has claimed the Company owes it $318,870 as a result of this agreement. The Company does not agree and plans to respond vigorously to any legal proceedings, but has accrued this amount as a contingent liability at February 28, 2001.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         The ten million shares are to be delivered as follows:

         1. The Company shall deliver 2,000,000 shares of common stock to Pellett as soon as practical;
         2. Pellett will then forward $200,000 to the Company as soon as practical;
         3. Four subsequent conversions will be done in a duplicate manner as described in 1. and 2. above to equal a total conversion of $1,000,000; and
         4. An additional 3,000,000 shares of common stock will be registered in the name of Penny Pellett and Forest Minerals, Inc. upon payment of each successful round of conversion as follows:
            . 360,000 shares of common stock to Forest Minerals, Inc. and . 240,000 shares of common stock to Penny Pellett.

         Gold Delivery Contracts
         -----------------------

         The Company entered into four contracts for the advance payment of gold. The contracts, which total to $166,000, allowed the Company to collect $141,000, net of commissions. The contracts call for the Company to deliver gold, in increments of not less than one troy ounce, beginning six months from the various purchase dates. Three of these contracts are all currently due and outstanding, one is currently being settled as described under litigation. The amount accrued as a contingent liability associated with these contracts at February 28, 2001 was $215,927 and was calculated by the ounces due under these contracts at the February 28, 1997 spot rate as published in the Wall Street Journal.

NOTE 12 - DEVELOPMENT STAGE COMPANY

          The Company reverted to the status of a startup company during the year ended February 28, 1998 due to a lack of revenue generation and will be a development stage company as it commences its planned principal operations of exploring and developing unpatented lode mining claims.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             February 28, 2001 and February 29, 2000


NOTE 13 - SUBSEQUENT EVENTS

          Land Payment
          ------------

          On April 14, 2001 the Company paid $150,000 to finalize the purchase of land located in Piute County, Utah. (See Note 4.)

          Stock Issuance
          --------------

          The Company issued 153,847 units of common stock valued at $0.13 per share for total consideration of $20,000. Each unit consists of 1 share of common stock and an option to purchase 1 share of common stock at $0.13 per share. The options expire in 2 years.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ----------------------

     During our two most recent fiscal years ended February 28, 2001, or any later interim period, Unico has not had a principal independent accountant or an independent accountant on whom the principal independent accountant expressed reliance in its report, resign, decline to stand for re-election, or be dismissed.


                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         -------------------------------------------------------------
         Compliance with Section 16(a) of the Exchange Act.
         -------------------------------------------------


Identification of Directors and Executive Officers
--------------------------------------------------

     The names and ages of all directors and executive officers of Unico and all persons nominated or chosen to become directors and officers appear in the table below:

Name                    Age   Position with Unico
----------            ------  --------------------
Ray C. Brown            78    President and chairman of board of
                              directors

Kiyoshi Kasai           83    Vice president and director

Kenneth R. Brown        43    Vice president, chief operating
                              officer and director

David F. Poisson        50    Assistant secretary and director

Walter W. Harpst        84    Treasurer and director

C. Wayne Hartle         63    Secretary and director

     Ray C. Brown has been the president and director of Unico since 1983. He is presently semi-retired. Mr. Brown served as the chairman of the board of directors of Energy and Corrosion Research Corporation from 1979 to 1982. He also served as president and as a director of Ecotech Corporation from 1971 to 1983. Mr. Brown served as president and as a director of Wasatch Mineral and Construction Company from 1963 to 1971. He served as president and as a director of Courtesy Finance Corporation from 1958 to 1963. Prior to 1958, Mr. Brown served in various capacities with other financial institutions. Mr. Brown attended the University of Utah majoring in banking and finance. Ray C. Brown is the father of Kenneth R. Brown.

     Kiyoshi Kasai has served as vice president and as a director of Unico since 1987. Mr. Kasai is presently semi-retired. For over 35 years prior to 1987, Mr. Kasai worked as an engineer for various companies including Hughes Helicopter, Litton Systems, Inc., Hoffman Electronics Corporation, RCA Service Company, Convair Astronautics and other companies. Mr. Kasai attended U.C. Berkeley and the Illinois Institute of Technology.

     Kenneth R. Brown has served as a vice president, chief operating officer and as a director of Unico since November, 1999. Kenneth R. Brown is currently working as a broadcast engineer for USA Broadcasting/Univision, a position he has held since July, 2000. Prior to working for USA Broadcasting, Mr. Brown worked as a maintenance engineer for E! Entertainment Television, where he was responsible for technical management of digital/analog broadcast equipment.
He held that position from December, 1997 to July, 2000. From 1994 until December 1997, Mr. Brown worked as a customer services engineer for Utah Scientific. He was formally trained in electronic technology at Utah Technical College. Kenneth R. Brown is the son of Ray C. Brown.

     David F. Poisson has been an assistant secretary and director of Unico since November, 1999. He is currently a vice President of Axxent Corp., a position he has held since March, 2000, where he is responsible for sales and new product installation construction activity surrounding fuel conditioning systems for diesel-electric and diesel motive power equipment. He was a project manager for Gibson Construction of Nevada, a position he held from June, 1998 until March, 2000. At Gibson Construction, Mr. Poisson is responsible for the construction progress and profitability of managing multiple projects contracted for that company. From approximately February 1996 until June 1998, Mr. Poisson was a partner and general manager of Aurora Iron Creations Company, an architectural iron work company. From 1992 until late 1995, Mr. Poisson was vice president of North Star Trading Company. He has had previous experience in various construction related companies. He was previously involved with a family owned coal mine in the Anthracite Region of Pennsylvania. He is familiar with the start up associated with the Deer Trail Mine as it becomes an operational revenue producing mine.

     Walter W. Harpst has been treasurer of Unico since November 1999. Prior to that he served as an assistant secretary of Unico since 1983. Mr. Harpst has served as a director of Unico from 1983. Mr. Harpst is presently semi-retired. He previously owned and operated a night club and golf course in Palm Springs, California, and worked for over 40 years in the entertainment industry as a musician, master of ceremonies and booking agent.

     C. Wayne Hartle has served as the secretary and as a director of Unico since 1990. Mr. Hartle owns and operates Wayne's Service Center, an automobile repair and service business in Salt Lake City, Utah. Mr. Hartle is the former chief financial officer of Energy and Corrosion Research Company from 1979 to 1981. Mr. Hartle received a degree from Henagers Business College in Salt Lake City, Utah.

Significant Employees.
---------------------

     Unico has no employees (other than its executive officers) who are expected to make a significant contribution to Unico's business other than W. Dan Proctor who presently serves as Unico's project manager.

     W. Dan Proctor, age 48, has served as project manager for Unico since September 1999. Mr. Proctor has served as a director and as president of Silver Bell Mining Company, Incorporated since 1993. Silver Bell Mining Company, Incorporated has been a wholly-owned subsidiary of Unico since December 2001. From 1994 until August 1999, Mr. Proctor was Chief Geologist for Clifton Mining Company and American Consolidated Mining Company of Alpine, Utah. He also worked as an independent geological and mining consultant for the same period. From 1985 to 1994 he was a geologist with Centurion Mines of Salt Lake City, Utah. He is a Certified MSHA safety instructor. He has worked in the mining industry for over 20 years.

Family Relationships.
----------------------

     Ray C. Brown is the father of Kenneth R. Brown. There are no other family relationships between any directors or executive officers of Unico, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
----------------------------------------

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of
Unico:

         (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

         (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires Unico's executive officers and directors, and persons who own more than ten percent (10%) of a registered class of Unico's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish Unico with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them.

Item 10. Executive Compensation.
         -----------------------

Cash Compensation
-----------------

     The following table describes compensation paid to Ray C. Brown as Unico's chief executive officer as well as annual compensation of $100,000 or more paid to any executive officer or director of Unico for services rendered to Unico for the years ended February 28, 1999, February 29, 2000 and February 28, 2001:

                              Year ended
                              February
Name and principal position   28 or 29     Salary      Bonus
---------------------------  ----------    -------     -----
Ray C. Brown
  President and director         2001       $-0-       $-0-
                                 2000       $-0-       $-0-
                                 1999       $-0-       $-0-

     Ray C. Brown was not paid any cash compensation during the years ended February 28, 1999, February 29, 2000 and February 28, 2001. Mr. Brown has received the use of an automobile owned by Unico during the last three fiscal years.

     No officer or director of Unico has received total compensation of $100,000 or more during any of the last three fiscal years of Unico. None of our officers or directors has received any stock awards, options or warrants to purchase any shares of Unico common stock during any of the past three fiscal years.

     Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Unico's management during the fiscal years ended February 28, 2001 and February 29, 2000. Further, no member of Unico's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

     There are no plans whereby Unico would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
-------------------------

     Unico has no arrangement for compensating its directors.


Employment Contracts and Termination of Employment
 and Change-in-Control Arrangements.
---------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from Unico, with respect to any director or executive officer of Unico which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Unico or its subsidiaries, any change in control of Unico, or a change in the person's responsibilities following a change in control of Unico.

     Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person; none of Unico's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Stock option plan.
-----------------

     Unico has not adopted any stock option plan at this time. We reserve the right to adopt a broad stock plan for officers, directors, employees and consultants in the future.

Retirement plan.
---------------

     Unico has not adopted any retirement plan at this time. However, we may establish a retirement plan for officers, directors and employees in the future.

Health insurance plan.
---------------------

     Unico presently offers no health insurance benefit plans to its officers, directors or employees. We reserve the right to offer health insurance coverage in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

     The following table describes, as of May 22, 2001, certain information with respect to the beneficial ownership of our common stock by:

     . each person known by us to beneficially own more than 5% of our common stock,

     .    each of our executive officers or directors, and

     .    all of our executive officers and directors as a group.


                           Amount and nature       Percentage of
                        of beneficial ownership    common stock
                        -----------------------    -------------
Gilbert A. Windheim            5,166,000               7.72%
Ray C. Brown                   9,000,000              13.45%
Kiyoshi Kasai                    663,000               0.99%
Kenneth R. Brown                     -0-               0.00%
David F. Poisson                 280,000               0.42%
Walter W. Harpst                 500,000               0.75%
C. Wayne Hartle                1,372,000               2.05%

     Each of the executive officers and directors has sole voting and investment power over the shares listed in the table as being beneficially owned by him except:

     . The amount listed as being beneficially owned by Ray C. Brown includes 5,000,000 shares which he owns jointly with his wife, Carryl W. Brown, and excludes an additional 45,000 shares as to which Mr. Brown disclaims ownership.

     . 40,000 of the shares listed as being beneficially owned by Kiyoshi Kasai are owned of record by his wife, Fumiko Kasai

     . 150,000 of the shares listed as being beneficially owned by Kiyoshi Kasai are owned of record by the Kasai Family Trust. Kiyoshi Kasai is the trustee of the Kasai Family Trust, and has sole voting and investment power over the shares held by the Trust. The beneficiaries of the Kasai Family Trust are Kiyoshi Kasai, his wife and their children.


     . All 280,000 shares listed as being beneficially owned by David F. Poisson are owned of record by Aurora Resources and Mining Co., a privately held company owned by Mr. Poisson and his wife. Mr.

          Poisson is president of Aurora Resources and Mining Co., and he has sole voting and investment power over these shares.

     . Of the shares listed as being beneficially owned by Gilbert A. Windheim, 1,900,000 shares are held of record by Mr. Windheim, 2,266,000 shares are reportedly held by Mr. Windheim through stock brokerage accounts in his name, and the remaining 1,000,000 shares are subject to an option granted by Unico on August 28, 1997. The option is exercisable by Mr. Windheim in whole or in part at any time prior to August 28, 2002 at the exercise price of $0.10 per share.

There are no warrants or options outstanding which are exercisable by any of our officers and directors.

Changes in Control.
------------------

     There are no present arrangements or pledges of Unico's securities which may result in a change in control of Unico.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     Since March 1, 1999, Unico has entered into the following significant related party transactions:

     1. Unico has received advances from three related parties; Wayne Hartle, Ray C. Brown and Mr. Brown's mother-in-law, Maxine Worthen. Most of these were entered into prior to March 1, 1999, but are still outstanding. However, the amount owing to Ray C. Brown has been increased and reduced from time to time as additional advances are made or as the balance is paid down, and the amount owed to Wayne Hartle was increased by approximately $51,000 during the fiscal year ended February 28, 2001. As of February 28, 2001, Unico owed the following principal amounts described below to the following related parties:

     .     $382,954 to Ray C. Brown.

     .     $112,246 to Wayne Hartle.

     .     $ 5,000 to Maxine Worthen.

Unico has accrued interest on the advances at 10% per annum. The advances are due upon demand. During the fiscal year ended February 28, 2001, Unico paid $15,000 of accrued interest to Ray C. Brown.

     2. On October 10, 2000, Unico issued a total of 5,000,000 shares jointly to Ray C. Brown and his wife, Carryl W. Brown, in exchange for which Mr. Brown reduced the amount Unico owes him by $700,000. The shares were valued at $0.14 per share which was the trading price of the stock on the date of issue.

Transactions with Promoters.
---------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Unico or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------
Exhibits
--------

     Exhibit
     Number       Description
     ------       ------------

      3.1         Articles of incorporation
      3.2         Amendment to articles of incorporation, dated
                  November 8, 1967
      3.3         Amendment to articles of incorporation, dated
                  December 6, 1972
      3.4         Amendment to articles of incorporation, dated
                  May 29, 1973
      3.5         Amendment to articles of incorporation, dated
                  December 1, 1979
      3.6         Amendment to articles of incorporation, dated
                  May 12, 1992
      3.7         Amendment to articles of incorporation, dated
                  November, 1999
      3.8         By-laws
      3.9 Board of directors' resolution amending Unico's by-laws, dated April 1, 1992
     10.1         Mining Lease and Option to Purchase dated March
                  20, 1992
     10.2         Deer Trail Mine Development Agreement dated
                  October 5, 1998
     10.3         Sales Agreement (for purchase of real estate)

          * Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

Reports on Form 8-K
-------------------

     Unico filed no reports on Form 8-K during the last quarter of the period covered by this report.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNICO, INCORPORATED


                                   /s/ Ray C. Brown
Date: June 6, 2001              By_______________________________________
                                  Ray C. Brown, Director, Chief Executive
                                  Officer and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   /s/ Ray C. Brown
Date: June 6, 2001              By _______________________________________
                                  Ray C. Brown, Director, Chief Executive
                                  Officer and President, Chief Financial
                                  Officer and Chief Accounting Officer


                                  /s/ Kiyoshi Kasai
Date: June 11, 2001             By________________________________________
                                  Kiyoshi Kasai, Director


                                  /s/ Kenneth R. Brown
Date: June 12, 2001             By________________________________________
                                  Kenneth R. Brown, Director


                                  /s/ David F. Poisson
Date: June 12, 2001             By_________________________________________
                                  David F. Poisson, Director


                                  /s/ Walter W. Harpst
Date: June 12, 2001             By_________________________________________
                                  Walter W. Harpst, Director


                                  /s/ C. Wayne Hartle
Date: June 11, 2001             By__________________________________________
                                  C. Wayne Hartle, Director

                          EXHIBIT INDEX

Exhibit                                                       Exhibit
Number            Description                                 Location

   3.1         Articles of incorporation                        *
   3.2         Amendment to articles of incorporation,          *
               dated November 8, 1967
   3.3         Amendment to articles of incorporation,          *
               dated December 6, 1972
   3.4         Amendment to articles of incorporation,          *
               dated May 29, 1973
   3.5         Amendment to articles of incorporation,          *
               dated December 1, 1979
   3.6         Amendment to articles of incorporation,          *
               dated May 12, 1992
   3.7         Amendment to articles of incorporation,          *
               dated November,1999
   3.8         By-laws*
   3.9         Board of directors' resolution amending          *
               Unico's by-laws, dated April 1, 1992
  10.1         Mining Lease and Option to Purchase              *
               dated March 20, 1992
  10.2         Deer Trail Mine Development Agreement            *
               dated October 5, 1998
  10.3         Sales Agreement (for purchase of real        Incorporated by
               estate)                                      Reference from
                                                            Form 8-K filed
                                                            September 1, 2000

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits which are incorporated by reference from Unico's Registration Statement on Form 10-SB filed on April 6, 2000.