Form 10QSB
period 2001-05-31
UNICO INC /AZ/
filed 2001-07-12
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the quarterly period ended 5/31/01
                       Commission file number 000-30239

                             UNICO, INCORPORATED
       ________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

       Arizona                                       86-0205130
___________________________             ___________________________________
(State or other jurisdiction            (IRS Employer Identification Number)
    of incorporation or
     organization

                            6475 Grandview Avenue
                                 P.O. Box 777
                          Magalia, California  95954
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

Yes       No   X

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of July 6, 2001, the issuer had outstanding 67,983,969 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

      The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of May 31, 2001, the related audited consolidated balance sheet of Unico, Incorporated as of February 28, 2001, the unaudited related consolidated statements of operations and cash flows for the three month periods ended May 31, 2001 and May 31, 2000, the unaudited related statement of stockholders' equity for the period from February 28, 1997 through May 31, 2001, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

      The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Unico, Incorporated consolidated with HydroClear, Ltd. and Silver Bell Mining Company, Incorporated, its wholly-owned subsidiaries. The names "Unico", "we", "our" and "us" used in this report refer to Unico, Incorporated.

      Unico was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

      On March 30, 1992, Unico entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. This Mining Lease and Option to Purchase is referred to in this report as the "Deer Trail Lease". The Deer Trail Lease runs for a period of 10 years, and covers 28 patented claims, 5 patented mill sites and 171 unpatented claims located approximately 5 miles South of Marysvale, Utah. It includes mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines. Mining operations recently commenced on the property in late March or early April 2001. Prior to that, the property had not been mined since approximately 1981. There are no known, proven or probable reserves on the property.

      During Unico's last 2 fiscal years ended February 28, 2001, and since then, Unico has worked toward reopening the Deer Trail Mine. Unico acquired the necessary permits to commence mining activities, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. Unico plans to seek a permit for large scale mining operations in the near future.

      During the past 2 fiscal years, Unico explored the Deer Trail property, conducted a geological evaluation of the property, repaired old mining equipment and Unico upgraded the infrastructure of the mine by installing pumping equipment, thousands of feet of pipe, and some new mining track and mining timbers to prepare the way for new mining activities.

      Unico commenced mining activities in late March or early April on the Deer Trail Mine. To date, the mining activities have been fairly limited. There are 5 miners working full time in the mine both on mine development work and production work. Their efforts are currently concentrated in the 3400 Area of the mine, from which they are removing approximately 2,000 tons of ore per month. The ore is being crushed and stock-piled for now.

      Unico intends to conduct mining and milling activities on site at the Deer Trail Mine. Our initial mining activities have focused on mining and crushing ore. We expect to begin milling activities in July 2001 to process ore into lead and zinc concentrates and ship the concentrates to various smelters which purchase the concentrates.

      We believe that there are a variety of mining companies and other mineral companies that are potential purchasers for the lead concentrates and zinc concentrates which we intend to sell as the end product from our mining and milling operations. We do not believe that we will be dependent on one or a few major customers for sales of the lead and zinc concentrates.

      The lead and zinc concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport zinc and lead concentrates to smelters or other places designated by purchasers. Presently we are negotiating a cartage or hauling contract with a licensed carrier in order to transport lead concentrates and zinc concentrates to one or more smelters.

      In September and December 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation, in consideration for the issuance of 3,000,000 restricted shares of Unico common stock. Of the 3,000,000 shares of Unico common stock issued in the acquisition, approximately 2,300,000 shares were issued to W. Dan Proctor. W. Dan Proctor is the President and a director of Silver

Bell Mining Company, Incorporated. Mr. Proctor also serves as a business consultant to Unico and project manager.

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

      Unico intends to commence some mining activities on the Silver Bell Mine in approximately August 2001. Unico anticipates that it may mine approximately 60 tons of ore per day from the Silver Bell Mine initially. Unico intends to transport the ore to the Deer Trail Mine site where it will be crushed and milled.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

      During the next 12 months, our plan of operation consists of the following:

      -      increase mining activities at the Deer Trail Mine;

      -      begin milling activities at the Deer Trail Mine in July 2001;

      - begin making sales and shipping concentrates to smelters for smelting and refining in August 2001;

      -      begin mining activities at the Silver Bell Mine in August 2001;

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

      Between February 28, 2001 and May 31, 2001, Unico issued 752,333 shares of its common stock at prices varying from $0.11 per share to $0.13 per share for which Unico received a total of $90,000 in cash. Unico's current cash will sustain operations only for approximately 2 to 3 additional months.

Results of Operations.

      During the three months ended May 31, 2001, Unico experienced a net loss in the amount of $133,867, or approximately ($0.002) per share, compared to the net loss of $169,136, or approximately ($0.003) per share, for the three months ended May 31, 2000.

      Unico attributes the decreased net loss for the three month period ended May 31, 2001 primarily to a $41,074 decrease in general and administrative expenses.

Liquidity and Capital Resources

      Unico's stockholders' (deficit) increased $43,866 in the three months ended May 31, 2001, from a deficit of ($1,306,157) as of February 28, 2001 to a deficit of ($1,350,023) as of May 31, 2001. Cash and cash equivalents decreased $176,237 to $52,275 at May 31, 2001 from $228,512 at February 28,
2001. Cash used in operating activities reflects a net loss of $133,867 partially offset by a non-cash expense of $14,996 for depreciation expense.

      This decrease in cash and cash equivalents was partially offset by net cash provided by financing activities through $90,000 cash received for the issuance of shares of Unico's common stock and a $62,000 increase in advances from related parties. Unico utilized $184,604 cash for capital requirements including $150,000 towards the purchase of real property and $34,604 towards the purchase of equipment.

      Unico's most significant cash needs in 2001 include raising funds to cover operating expenses until such time as revenues are sufficient to cover operating expenses, and raising funds to exercise Unico's option to purchase the Deer Trail Mine for $4,000,000 on or before May 31, 2002. Unico's present cash resources are not adequate to sustain operations through 2001. Unico will be required to raise additional capital through borrowing or additional sale of equity.

      Our auditors have issued a "going concern" opinion in note 9 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising and/or collecting an additional $250,000 to $300,000 in equity or debt capital in the next 2 to 3 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses. However, substantial additional funds must be raised to enable Unico to exercise its option to purchase the Deer Trail Mine.

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

      During the fiscal year ended February 28, 2000, Pellett Investments purchased or arranged for the purchase of convertible notes for $400,000 which were converted into 4,000,000 shares of Unico common stock at $0.10 per share. Unico issued all 4,000,000 shares but Unico had received payment for only approximately 1,207,400 of the shares as of May 31, 2001. Unico should receive an additional $279,260 cash for the shares already issued, unless Unico renegotiates the terms of the transaction, which Unico may seek to do. After receiving payment of another $79,260 cash from the purchasers, Unico is obligated to issue an additional 600,000 shares to persons affiliated with Pellett Investments for no additional consideration. When the final $200,000 stock subscription receivable is paid, Unico will then issue another 600,000 shares to persons affiliated with Pellett Investments for no additional consideration.

      Revenue. We have had no revenues from operations during the past two fiscal years or since our last fiscal year ended February

28, 2001. We do not anticipate generating any revenues from operations until approximately August 2001.

      ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

      The following legal proceedings involving Unico as a defendant were either commenced or settled during the three month period ended May 31, 2001:

      In April, 2000, Melvin J. Sullivan filed a lawsuit against Unico in the U.S. District Court, District of Utah, Central Division (Case No. 2:00CV-0290) in which plaintiff alleged that he was injured while operating a mucker on Unico's property. The plaintiff alleged general damages of at least $100,000 and other unspecified damages. Unico denied any liability, and Unico filed a counterclaim against Mr. Sullivan seeking reimbursement for the repair costs incurred in repairing the mucker. This litigation was settled in April 2001, with Unico agreeing to pay a total of $110,000. Unico paid $35,000 at the time of settlement, and Unico has agreed to pay an additional $25,000 per year for 3 years.

Item 2.      Changes in Securities.

     During the three month period ended May 31, 2001, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:

                                       No. of
Date       Recipient                   Shares       Consideration   Valuation
---------- --------------------------- ------------ --------------- ---------
04/30/01   Carolyn M. Gabriel          153,847       Cash           $ 20,000
04/30/01   J. Bruce Hirschberg         416,667       Cash           $ 50,000
05/24/01   Carolyn M. Gabriel          181,819       Cash           $ 20,000

      Carolyn M. Gabriel and J. Bruce Hirschberg each received options to purchase an equal number of shares at the same price per share during the two years following their stock purchases.

      All of the shares described above in the table were sold directly by Unico, and no underwriters were involved in the transactions. Unico relied on section 4(2) of the Securities Act of 1933 in making the sales of securities. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning Unico. Each purchaser also had the opportunity to investigate Unico and ask questions of its president and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by Unico.

      During the three months ended May 31, 2001, Unico issued 1,000,000 shares of its common stock which are being held in escrow as security for Unico's payment obligations pursuant to a settlement of litigation. Assuming that Unico makes all required payments, then the shares will be canceled and returned to the status of authorized but unissued at that time.

Item 3.      Defaults Upon Senior Securities.

      None

Item 4.      Submission of Matters to a vote of Security Holders.

      None

Item 5.      Other Information.

      None

Item 6.      Exhibits and Reports on Form 8-K.

 (a) There are no exhibits included with this report.

 (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended May 31, 2001.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNICO, INCORPORATED
                                      (Registrant)


Date: July 11, 2001                    By:/s/ Ray C. Brown
                                          -------------------------------
                                          Ray C. Brown, Chief Executive
                                          Officer and Principal Financial and
                                          Accounting Officer

                                  Appendix A





                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                      May 31, 2001 and February 28, 2001

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                   May 31,       February 28,
                                                   2001          2001
                                                   ------------- ------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                        $     52,275  $   228,512
  Taxes receivable                                          433          433
                                                   ------------- ------------

     Total Current Assets                                52,708      228,945
                                                   ------------- ------------
PROPERTY AND EQUIPMENT

  Property and equipment, net (Note 4)                  755,102      735,493
                                                   ------------- ------------

     Total Property and Equipment                       755,102      735,493
                                                   ------------- ------------
OTHER ASSETS

  Deposit on subsidiary acquisition (Note 5)                  -            -
  Operating agreement (Note 11)                               -            -
  Refundable deposit                                        500          500
  Reclamation Bond                                       38,402       19,000
                                                   ------------- ------------

     Total Other Assets                                  38,902       19,500
                                                   ------------- ------------

       TOTAL ASSETS                                $    846,712  $   983,938
                                                   ============= ============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                   Consolidated Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   May 31,       February 28,
                                                   2001          2001
                                                   ------------- ------------
                                                   (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                 $     49,829  $    49,829
  Accrued expenses                                        1,410        1,410
  Advances from related parties (Note 8)                562,199      500,200
  Notes payable (Notes 6 and 11)                        296,500      446,499
  Accrued interest payable                              687,250      654,860
  Commitments and contingencies (Note 11)               599,547      637,297
                                                   ------------- ------------

     Total Current Liabilities                        2,196,735    2,290,095
                                                   ------------- ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at
   $0.10 par value; 66,074,879 and 65,322,546
   shares issued and outstanding, respectively        6,607,488    6,532,254
  Additional paid-in capital                            579,385      564,618
  Stock subscription receivable                        (379,260)    (379,260)
  Accumulated deficit prior to development stage (3,788,522) (3,788,522) Accumulated deficit from inception of the
   development stage on March 1, 1997                (4,369,114)  (4,235,247)
                                                   ------------- ------------

     Total Stockholders' Equity (Deficit)            (1,350,023)  (1,306,157)
                                                   ------------- ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                  $    846,712  $   983,938
                                                   ============= ============



               The accompanying notes are an integral part of
                   these consolidated financial statements.

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)

                                                                 From
                                                                 Inception
                                                                 of the
                                                                 Development
                                                                 Stage on
                                                                 March 1,
                                     For the Three Months Ended  1997 Through
                                                May 31,          May 31,
                                           2001        2000      2001
                                     ------------- ------------- -------------
REVENUES                             $          -  $          -  $          -

EXPENSES

  General and administrative               86,330       127,405     2,510,324
  Depreciation and amortization            14,996         8,841       171,265
                                     ------------- ------------- -------------

     Total Expenses                       101,326       136,246     2,681,589
                                     ------------- ------------- -------------

     Loss from Operations                (101,326)     (136,246)   (2,681,589)
                                     ------------- ------------- -------------

OTHER INCOME (EXPENSES)

  Investment income                           829           415         9,571
  Interest expense                        (33,370)      (33,305)     (668,541)
  Decline in value assets                       -             -      (651,810)
  Settlement of debt                            -             -       (91,000)
  Loss on valuation of asset                    -             -      (309,817)
  Gain on gold contract                         -             -        24,072
                                     ------------- ------------- -------------

     Total Other Income (Expenses)        (32,541)      (32,890)   (1,687,525)
                                     ------------- ------------- -------------

NET LOSS                             $   (133,867) $   (169,136) $ (4,369,114)
                                     ============= ============= =============

BASIC LOSS PER SHARE                 $      (0.00) $      (0.00)
                                     ============= =============

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

                                     5


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



                        UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Accumulated
                                     Shares      Amount    Capital       Receivable   Deficit
                                    ----------- ---------- ------------- ------------ ------------
Balance Forward                      56,392,546 $5,189,254 $    338,368  $  (374,260) $(6,946,033)

Partial receipt of stock
 subscription                                 -          -            -        5,000            -

Common stock issued for cash and
 services at $0.10 per share            500,000     50,000            -            -            -

Common stock issued for related
 party debt and services at
 $0.14 per share                      5,000,000    500,000      200,000            -            -

Common Stock issued for
 cash at $0.10 per share                350,000     35,000            -            -            -

Common Stock issued for
 subsidiary acquisition
 at $0.10 per share                   2,542,500    254,250            -            -            -

Common Stock issued for
 cash at $0.10 per share                100,000     10,000            -            -            -

Common Stock issued for
 cash at $0.16 per share                125,000     12,500        7,500            -            -

Common Stock issued for
 cash at $0.16 per share                312,500     31,250       18,750            -            -

Net loss for the year
 ended February 28, 2001                      -          -            -            -   (1,077,736)
                                    ----------- ---------- ------------- ------------ ------------

Balance, February 28, 2001           65,322,546  6,532,254      564,618     (379,260)  (8,023,769)

Common stock and options issued
 for cash at $0.13 per share
 (unaudited)                            153,847     15,385        4,615            -            -

Common stock and options issued
 for cash at $0.12 per share
 (unaudited)                            416,667     41,667        8,333            -            -

Common stock and options issued
 for cash at $0.11 per share
 (unaudited)                            181,819     18,182        1,819            -            -

Net loss for the three months
 ended May 31, 2001 (unaudited)               -          -            -            -     (133,867)
                                    ----------- ---------- ------------- ------------ ------------

Balance, May 31, 2001 (unaudited)    66,074,879 $6,607,488 $    579,385  $  (379,260) $(8,157,636)
                                    =========== ========== ============= ============ ============



           The accompanying notes are an integral part of these consolidated financial statements.


                                     7


                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                         From
                                                                         Inception
                                                                         of the
                                                                         Development
                                                                         Stage on
                                                                         March 1,
                                             For the Three Months Ended  1997 Through
                                                        May 31,          May 31,
                                                   2001        2000      2001
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                   $   (133,867) $   (169,136) $ (4,369,114)
  Adjustments to reconcile net loss to
   net cash (used) by operating activities:
    Stock issued for services                           -        50,000     1,097,220
    Warrants issued below market value                  -             -       155,000
    Depreciation expense                           14,996         8,841       171,565
    Loss on disposition of asset                        -             -       (21,055)
    Settlement of debt                                  -             -        19,000
    Gain on gold contract                               -             -       (24,072)
    Decline in value of assets                          -             -       960,960
  Changes in operating assets and liabilities:
    Decrease in accounts receivable and
     related receivables                                -             -           152
    (Increase) decrease in prepaid expenses             -         4,719             -
    (Increase) in other assets                    (19,402)            -          (900)
    Increase in accounts payable and
     other liabilities                             (5,360)       46,980       886,675
                                             ------------- ------------- -------------

     Net Cash (Used) by Operating Activities     (143,633)      (58,596)   (1,124,569)
                                             ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of land                               (150,000)            -      (200,000)
  Decrease in investment                                -             -        95,068
  Purchase of fixed assets                        (34,604)     (140,900)     (431,335)
                                             ------------- ------------- -------------

     Net Cash (Used) by Investing Activities     (184,604)     (140,900)     (536,267)
                                             ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in advances from related parties        62,000        67,500       864,349
  Issuance of stock for cash                       90,000       128,750       802,750
  Receipt of stock subscription receivable              -             -        41,990
                                             ------------- ------------- -------------

     Net Cash Provided by Financing
      Activities                             $    152,000  $    196,250  $  1,709,089
                                             ------------- ------------- -------------

      The accompanying notes are an integral part of these consolidated financial statements.

                                8

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)
                                                                         From
                                                                         Inception
                                                                         of the
                                                                         Development
                                                                         Stage on
                                                                         March 1,
                                             For the Three Months Ended  1997 Through
                                                        May 31,          May 31,
                                                   2001        2000      2001
                                             ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH              $   (176,237) $     (3,246) $     48,253

CASH AT BEGINNING OF PERIOD                       228,512       212,786         4,022
                                             ------------- ------------- -------------

CASH AT END OF PERIOD                        $     52,275  $    209,540  $     52,275
                                             ============= ============= =============
CASH PAID DURING THE PERIOD FOR:

  Interest                                   $        980  $      6,000  $     18,112
  Income taxes                               $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES:

  Issuance of stock for services             $          -  $     50,000  $  1,097,220
  Issuance of stock for related party debt   $          -  $          -  $  1,240,000
  Issuance of stock for subsidiary
    acquisition                              $          -  $          -  $    309,150
  Issuance of stock for fixed assets         $          -  $          -  $     56,000



       The accompanying notes are an integral part of these consolidated financial statements.



                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial statements
                May 31, 2001 and February 28, 2001


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

         b.  Basic Loss Per Share

         The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                             For the Three Months Ended
                                                        May 31,
                                                  2001           2000
                                              ------------- -------------

         Net loss (numerator)                 $   (133,867) $   (169,136)

         Weighted average shares outstanding
         (denominator)                          65,599,480    51,989,538
                                              ------------- -------------

         Basic loss per share                 $      (0.00) $      (0.00)
                                              ============= =============

Dilutive loss per share is not presented due to potentially dilutive items being antidilutive in nature.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                May 31, 2001 and February 28, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c.  Provision for Taxes

         At February 28, 2001, the Company had net operating loss carryforwards of approximately $8,000,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

         h.  Recent Accounting Pronouncements

         The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                May 31, 2001 and February 28, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         h.  Recent Accounting Pronouncements (Continued)

         The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

         The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

         i.  Unaudited Financial Statements

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

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                May 31, 2001 and February 28, 2001


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

NOTE 4 - PROPERTY AND EQUIPMENT

         Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

     Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

             Description               Useful Lives
             -----------               ------------
             Automobiles               4 years
             Mining equipment          5 and 12 years

      Property and Equipment consist of the following:

                                               May 31,       February 28,
                                                2001         2001
                                               ------------- -------------
                                               (Unaudited)

      Automobiles                              $     17,993  $     17,993
      Mining equipment                              733,773       699,168
      Land                                          200,000       200,000
                                               ------------- -------------

          Total fixed assets                        951,766       917,161
                                               ------------- -------------

      Less: accumulated depreciation               (196,664)     (181,668)
                                               ------------- -------------
      Net Fixed Assets                         $    755,102  $    735,493
                                               ============= =============

      Depreciation expense for the three months ended May 31, 2001 and 2000 amounted to $14,996 and $8,841, respectively.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                May 31, 2001 and February 28, 2001


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

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                May 31, 2001 and February 28, 2001


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

NOTE 8 - ADVANCES FROM RELATED PARTIES

         Advances from related parties amounted to $562,199 and $500,200 at May 31, 2001 and February 28, 2001, respectively. They are due on demand, and accrue interest at 10% per annum.

NOTE 9 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception
through May 31, 2001.   It has not established revenues sufficient to cover
its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

         .   increase mining activities at the Deer Trail Mine;
         .   begin milling activities at the Deer Trail Mine in July 2001;
         .   begin making sales and shipping concentrates to smelters for smelting and refining in August 2001;
         .   begin mining activities at the Silver Bell Mine in August 2001;
         .   purchase up to two used trucks at a cost of approximately $15,000 each to use to transport ore from the Silver Bell Mine to American Fork, Utah where it can be loaded on larger trucks and transported to the Deer Trail Mine for crushing and milling;
         .   increase the number of full-time employees from 10 to
             approximately 35; and
         .   raise approximately $300,000 in additional equity capital and/or loans.

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

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                May 31, 2001 and February 28, 2001


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

          In an action filed by the Mine Safety and Health Administration
(MSHA) the Company was assessed certain penalties as a result of citations issued by MSHA. During January 2000, the Company settled with MSHA and is required to pay penalties totaling $22,000. The penalties are to be paid in eight installments of $2,750 beginning May 1, 2000 and continuing every six months until paid. The Company has accrued $13,750 as a contingent liability at May 31, 2001.

         On February 9, 2000, a case was filed in Superior Court, Maricopa County, Arizona against the Company. The Plaintiffs are seeking $150,000 plus interest as a result of an alleged breach of contract by the Company. In June 2000, the Company signed a settlement agreement with the plaintiffs in which the Company agreed to pay $141,500 which has been accrued as part of gold contracts payable and is payable as follows:

         1. $12,000, comprised of $10,000 of principal plus $2,000 for attorney fees paid upon execution of the release and discharge agreement.
         2. $12,000, comprised of $10,000 of principal plus $2,000 for attorney fees paid on December 30, 2000.
         3.  $10,000 paid on June 30, 2001; and
         4. $2,000 per month beginning July 31, 2001 until the remaining principal amount of $107,500 has been paid.

         The agreement also calls for security of judgment in the amount of $150,000 plus 6% interest per year dating back to May 22, 1995. The judgment will accrue interest at the statutory rate of 10% per year until paid in full. Plaintiffs agree that they shall not record the judgment or attempt to execute on it so long as the Company makes payment pursuant to the schedule set forth above.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                May 31, 2001 and February 28, 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

          As further security, the amount owed under the judgment is secured by a stock pledge in the amount of 1,000,000 shares of the Company stock, issued in March 2001. An escrow account was established by the Company to hold the 1,000,000 shares.

          A former employee filed suit against the Company in the United States District Court for the District of Utah. The plaintiff was injured during his unauthorized use of the Company's equipment. This matter was settled. The Company agreed to pay $110,000 payable as follows:

          1.  $35,000 paid in April 2001
          2.  $25,000 due each April 15 starting in 2002 through 2004

          If the Company defaults, the plaintiff may take a judgment against the Company in the amount of $250,000, less any payments already made.

          Operating/Management Agreement
          ------------------------------

          The Company had contracted with SLC Environmental, LLC (SLC) to manage and operate all of its mines, mining property and mining claims. In return for SLC's services, the Company was to pay all costs incurred by SLC in operating and managing the mines. Additionally, the Company was to pay SLC 15% of the net profit, after taxes, from the operation and management of all projects managed or operated by SLC. The Company terminated the services of SLC during August 1996. SLC has claimed the Company owes it $318,870 as a result of this agreement. The Company does not agree and plans to respond vigorously to any legal proceedings, but has accrued this amount as a contingent liability at May 31, 2001.

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

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
                May 31, 2001 and February 28, 2001


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

          Commitments (Continued)
          -----------------------

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

          Gold Delivery Contracts
          -----------------------

          The Company entered into four contracts for the advance payment of gold. The contracts, which total to $166,000, allowed the Company to collect $141,000, net of commissions. The contracts call for the Company to deliver gold, in increments of not less than one troy ounce, beginning six months from the various purchase dates. Three of these contracts are all currently due and outstanding, one is currently being settled as described under litigation. The amount accrued as a contingent liability associated with these contracts at May 31, 2001 was $191,127 and was calculated by the ounces due under these contracts at the February 28, 1997 spot rate as published in the Wall Street Journal.

NOTE 12 - DEVELOPMENT STAGE COMPANY

          The Company reverted to the status of a startup company during the year ended February 28, 1998 due to a lack of revenue generation and will be a development stage company as it commences its planned principal operations of exploring and developing unpatented lode mining claims.

NOTE 13 - SUBSEQUENT EVENTS

          Stock Issuance
          --------------

          The Company issued 909,090 units of common stock valued at $0.11 per share for total consideration of $100,000. Each unit consists of 1 share of common stock and an option to purchase 1 share of common stock at $0.11 per share. The options expire in 2 years.