Form 10QSB
period 2001-08-31
UNICO INC /AZ/
filed 2001-10-11
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the quarterly period ended 8/31/01
                       Commission file number 000-30239

                             UNICO, INCORPORATED
       ________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

                 Arizona                          86-0205130
       ____________________________       _____________________________
       (State or other jurisdiction       (IRS Employer Identification
           of incorporation or                      Number)
               organization)


                            6475 Grandview Avenue
                                 P.O. Box 777
                          Magalia, California  95954
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

     As of October 8, 2001, the issuer had outstanding 70,054,487 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of August 31, 2001 and the related audited consolidated balance sheet of Unico, Incorporated as of February 28, 2001, the unaudited related consolidated statements of operations and cash flows for the three and six month periods ended August 31, 2001 and August 31, 2000, the unaudited related consolidated statement of stockholders' equity for the period from February 28, 1997 through August 31, 2001, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Unico, Incorporated consolidated with HydroClear, Ltd. and Silver Bell Mining Company, Incorporated, its wholly-owned subsidiaries. The names "Unico", "we", "our" and "us" used in this report refer to Unico, Incorporated and its subsidiaries.

     Unico was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

Deer Trail Mine.

     On March 30, 1992, Unico entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. This Mining Lease and Option to Purchase is referred to in this report as the "Deer Trail Lease". The Deer Trail Lease runs for a period of 10 years, and covers 28 patented claims, 5 patented mill sites and 171 unpatented claims located approximately 5 miles South of Marysvale, Utah. It includes mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines. Mining operations recently commenced on the Deer Trail Mine in late March or early April 2001. There are no known, proven or probable reserves on the property.

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

     Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. To date, the mining activities have been fairly limited. There have been 5 miners working full time in the mine both on mine development work and production work. Their efforts have been concentrated in the 3400 Area of the mine, from which they have been removing approximately 2,000 tons of ore per month. The ore is being crushed and stock-piled for now.

     Unico intends to conduct milling activities on site at the Deer Trail Mine now that the on site mill is complete. We expect to begin milling activities in late October or early November 2001 to process ore into lead and zinc concentrates and ship the concentrates to various smelters which purchase the concentrates.

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

Silver Bell Mine.

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

     Unico intends to commence some mining activities on the Silver Bell Mine in late Spring or Summer, 2002. Unico anticipates that it may mine approximately 60 tons of ore per day from the Silver Bell Mine initially. Unico intends to transport the ore to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mines.

     On August 20, 2001, Unico entered into a Mining Lease and Option to Purchase ("Kaibab Mining Lease") with Kaibab Industries, Inc., an Arizona corporation. Under the Kaibab Mining Lease, Kaibab has leased to Unico certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Kaibab Mining Lease also provides for the leasing of certain mining equipment from Kaibab Industries, Inc. to Unico. The Kaibab Mining Lease runs for a term of three years, and grants to Unico the option to purchase all of the property being leased for $1,000,000. The option is exercisable during the three year term of the Kaibab Mining Lease.

     As consideration for the Kaibab Mining Lease, Unico has agreed to pay to Kaibab Industries, Inc. a 5% net smelter return upon all ore taken from the property during the term of the Kaibab Mining Lease. The Kaibab Mining Lease requires Unico to meet certain minimum monthly production requirements equal to the lesser of the following: (a) the mining and removal of a minimum of 1,000 tons of ore per month from the leased premises; or (b) the refining of a minimum of 1,000 ounces of gold per month mined from the leased premises. The monthly minimum production requirements apply only from June 10 through November 20 of each year during the term of the Kaibab Mining Lease. Minimum production requirements for partial months are to be pro rated. In the event that Unico is unable to meet the minimum production requirements, then Kaibab Industries, Inc. may terminate the Lease Agreement and require Unico to purchase certain equipment and personal property leased by Kaibab Industries, Inc. to Unico for an agreed upon value of approximately $125,430.

     Unico has recently commenced mining efforts on the Bromide Basin Mines with five full time miners, and Unico is now removing ore from the property, and transporting ore to the Deer Trail mine site where it is crushed and milled. Because of the Bromide Basin Mines' high elevation, mining activities are seasonal and will likely occur only from June through November.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     During the next 12 months, Unico's plan of operation consists of the following:

     -  increase mining activities at the Deer Trail Mine;

     -  begin milling activities at the Deer Trail Mine in October 2001;

     - begin making sales and shipping concentrates to smelters for smelting and refining in November 2001;

     - begin selling gold mined at the Bromide Basin Mine in November 2001. Seasonal mining activities at the Bromide Basin Mine will likely be suspended from late November until early June due to weather;

     - begin mining activities at the Silver Bell Mine in late Spring or Summer, 2002;

     -  increase the number of full-time employees from 10 to approximately
        35;

     - raise approximately $300,000 in additional equity capital and/or loans to be used as operating capital; and

     - negotiate an extension of the Deer Trail Lease or attempt to raise $4,000,000 to be used to exercise the option to purchase the Deer Trail Mine before the Deer Trail Lease expires on May 31, 2002.

     Accomplishing our 12 month plan of operations is dependent on Unico raising approximately $100,000 in equity or debt financing during the next 30 to 60 days and an additional $200,000 during the following 2 to 3 months. Unico's current cash will sustain operations for approximately 60 days.

     Between February 28, 2001 and August 31, 2001, Unico issued 3,043,051 shares of its common stock at prices varying from $0.10 to almost $0.16 per share for which Unico received approximately $240,000 in cash and the conversion of an existing loan (and accrued interest) of approximately $144,068.

Results of Operations.

     During the three months ended August 31, 2001, Unico experienced a net loss in the amount of $204,885, or approximately ($0.003) per share, which is $40,151 more than the net loss of $164,734, or approximately ($0.003) per share, incurred for the three months ended August 31, 2000. For the six months ended August 31, 2001, Unico incurred a net loss of $338,752, or approximately ($0.005) per share. This was $4,882 more than the net loss of $333,870, or approximately ($0.006) per share, incurred by Unico during the six month period ended August 31, 2000.

     Unico attributes the increased net loss for the three month period ended August 31, 2001 primarily to a $39,782 increase in general and administrative expenses. Unico attributes the increased net loss for the six month period ended August 31, 2001 primarily to a $12,873 increase in depreciation and amortization expenses, partially offset by a $5,682 decrease in interest expense, a $1,293 decrease in general and administrative expenses and a $1,016 increase in investment income earned. Unico anticipates that it will commence earning revenues before December 31, 2001.

Liquidity and Capital Resources

     Unico's stockholders' deficit decreased $45,317 in the six months ended August 31, 2001, from a deficit of ($1,306,157) as of February 28, 2001 to a deficit of ($1,260,840) as of August 31, 2001. Cash and cash equivalents decreased $170,044 to $58,468 at August 31, 2001 from $228,512 at February 28, 2001. Net cash used in operating activities for the six months ended August 31, 2001 reflects a net loss of $338,752, partially offset by non-cash expenses of $31,474 for depreciation and amortization expenses.

     This decrease in cash and cash equivalents for the six months ended August 31, 2001 was partially offset by net cash provided by financing activities through approximately $330,000 cash received for the issuance of shares of Unico's common stock. Unico utilized approximately $72,659 cash for capital requirements of which $150,000 was used for the purchase of real property, and approximately $222,659 was used to purchase personal property and equipment.

     Unico's most significant cash needs in its present fiscal year include raising funds to cover operating expenses until such time as revenues are sufficient to cover operating expenses, and raising funds to exercise Unico's option to purchase the Deer Trail Mine on or before May 31, 2002. Unico's present cash resources are not adequate to sustain operations through the end of its present fiscal year. Unico will be required to raise additional capital through borrowing or additional sale of equity.

     Unico's existing lease agreement for the Deer Trail Mine expires May 31, 2002. We presently have an option to purchase the Deer Trail Mine for $4,000,000. In the event mining operations from the Deer Trail Mine are profitable and Unico decides to exercise its option to purchase the Deer Trail Mine, Unico will either need to obtain an extension of the lease agreement or raise the $4,000,000 necessary to exercise the option to purchase the Deer Trail Mine before May 31, 2002. No assurance can be given that the owner of the Deer Trail Mine will extend the lease. Unico presently does not have sufficient funds to exercise the option to purchase the Deer Trail Mine, and no assurance can be given that Unico will have sufficient funds to purchase the Deer Trail Mine before the lease expires.

     Our auditors have issued a "going concern" opinion in note 2 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising and/or collecting $100,000 in the next 30 to 60 days and an additional $200,000 in equity or debt capital in the following 2 to 3 months, we believe that Unico will have sufficient funds to meet its operating expenses until income from mining operations should be sufficient to cover operating expenses. However, substantial additional funds must be raised to enable Unico to exercise its option to purchase the Deer Trail Mine.

     We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing, for which we have no commitments.

     During the fiscal year ended February 28, 2000, Pellett Investments purchased or arranged for the purchase of convertible notes for $400,000 which were converted into 4,000,000 shares of Unico common stock at $0.10 per share. Unico issued all 4,000,000 shares but Unico had received payment for only approximately 1,207,400 of the shares as of August 31, 2001. Unico should receive an additional $279,260 cash for the shares already issued, unless Unico renegotiates the terms of the transaction, which Unico may seek to do. After receiving payment of another $79,260 cash from the purchasers, Unico is obligated to issue an additional 600,000 shares to persons affiliated with Pellett Investments for no additional consideration. When the final $200,000 stock subscription receivable is paid, Unico will then issue another 600,000 shares to persons affiliated with Pellett Investments for no additional consideration.

     Revenue. We have had no revenues from operations during the past two fiscal years or since our last fiscal year ended February 28, 2001. We anticipate that we will begin generating revenues from operations before December 31, 2001.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     No legal proceedings involving Unico as a defendant were commenced during the three month period ended August 31, 2001. No material developments occurred in any legal proceedings involving Unico as a defendant during the same time period.

Item 2.   Changes in Securities.

     During the three month period ended August 31, 2001, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:




                                 No. of
Date       Recipient             Shares   Consideration              Valuation
______________________________________________________________________________
06/25/01   Steven Gabriel        151,515  Cash                       $ 16,667
06/25/01   Mark Gabriel          151,515  Cash                       $ 16,667
06/25/01   Paul Gabriel          151,515  Cash                       $ 16,667
06/25/01   Joseph C. Gabriel     151,515  Cash                       $ 16,667
06/25/01   Lawrence Gabriel      151,515  Cash                       $ 16,667
06/25/01   Cynthia Whitney       151,515  Cash                       $ 16,667
08/03/01   J. Bruce Hirschberg   272,728  Cash                       $ 30,000
08/03/01   C. Wayne Hartle       908,900  Debt conversion to equity  $144,068
08/17/01   J. Bruce Hirschberg   200,000  Cash                       $ 20,000

     Each of the persons who purchased shares during the three months ended August 31, 2001 (with the exception of C. Wayne Hartle) received options to purchase an equal number of shares at the same price per share during the two years following their respective stock purchases.

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

     During the three month period ended May 31, 2001, Unico made sales of shares of Unico's common stock which were not registered under the Securities Act of 1933. For a description of those sales, please see Unico's quarterly report on Form 10-QSB for the period ended May 31, 2001.

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

   (a) There are no exhibits included with this report.

   (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended August 31, 2001. However, on September 4, 2001, Unico filed a Current Report on Form 8-K describing Unico's acquisition of the Kaibab Mining Lease. The report was dated August 30, 2001 and referred to the event as having occurred on August 20, 2001.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNICO, INCORPORATED
                                      (Registrant)


Date: October 11, 2001                By: /s/ Ray C. Brown
                                          ___________________________________
                                          Ray C. Brown, Chief Executive
                                          Officer and Principal Financial and
                                          Accounting Officer

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                      CONSOLIDATED FINANCIAL STATEMENTS

                    August 31, 2001 and February 28, 2001

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                         Consolidated Balance Sheets


                                    ASSETS

                                                   August 31,  February 28,
                                                      2001        2001
                                                  ------------ ------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                       $    58,468  $   228,512
  Taxes receivable                                        433          433
                                                  ------------ ------------

    Total Current Assets                               58,901      228,945
                                                  ------------ ------------
PROPERTY AND EQUIPMENT

  Property and equipment, net                         776,679      735,493
                                                  ------------ ------------

    Total Property and Equipment                      776,679      735,493
                                                  ------------ ------------
OTHER ASSETS

  Refundable deposit                                      500          500
  Reclamation Bond                                     38,402       19,000
                                                  ------------ ------------

    Total Other Assets                                 38,902       19,500
                                                  ------------ ------------

      TOTAL ASSETS                                $   874,482  $   983,938
                                                  ============ ============



            The accompanying notes are an integral part of these
                     consolidated financial statements.

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                   Consolidated Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   August 31,  February 28,
                                                       2001        2001
                                                  ------------ ------------
                                                   (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                $    48,329  $    49,829
  Accrued expenses                                     15,160        1,410
  Advances from related parties                       504,454      500,200
  Notes payable                                       296,500      446,499
  Accrued interest payable                            690,082      654,860
  Commitments and contingencies                       580,797      637,297
                                                  ------------ ------------

    Total Current Liabilities                       2,135,322    2,290,095
                                                  ------------ ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at
   $0.10 par value; 68,365,597 and 65,322,546
   shares issued and outstanding, respectively      6,836,560    6,532,254
  Additional paid-in capital                          644,381      564,618
  Stock subscription receivable                      (379,260)    (379,260)
  Accumulated deficit prior to development stage (3,788,522) (3,788,522) Accumulated deficit from inception of the
   development stage on March 1, 1997              (4,573,999)  (4,235,247)
                                                  ------------ ------------

    Total Stockholders' Equity (Deficit)           (1,260,840)  (1,306,157)
                                                  ------------ ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $   874,482  $   983,938
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

                         UNICO, INC. AND SUBSIDIARIES
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (Unaudited)


                                                                                           From
                                                                                           Inception of the
                                                                                           Development
                                                                                           Stage on
                                 For the Six Months Ended     For the Three Months Ended   March 1,
                                        August 31,                   August 31,            1997 Through
                               ----------------------------- ----------------------------- August 31,
                                     2001           2000          2001           2000      2001
                               -------------- -------------- -------------- -------------- --------------
REVENUES                       $           -  $           -  $           -  $           -  $           -

EXPENSES

  General and administrative         241,210        242,503        154,880        115,098      2,665,204
  Depreciation and amortization       31,474         18,601         16,478          9,760        187,743
                               -------------- -------------- -------------- -------------- --------------

    Total Expenses                   272,684        261,104        171,358        124,858      2,852,947
                               -------------- -------------- -------------- -------------- --------------

      Loss from Operations          (272,684)      (261,104)      (171,358)      (124,858)    (2,852,947)
                               -------------- -------------- -------------- -------------- --------------

OTHER INCOME (EXPENSES)

  Investment income                    1,957            941          1,128            526         10,699
  Interest                           (68,025)       (73,707)       (34,655)       (40,402)      (703,196)
  Decline in value assets                  -              -              -              -       (651,810)
  Settlement of debt                       -              -              -              -        (91,000)
  Loss on valuation of asset               -              -              -              -       (309,817)
  Gain on gold contract                    -              -              -              -         24,072
                               -------------- -------------- -------------- -------------- --------------
    Total Other Income
    (Expenses)                       (66,068)       (72,766)       (33,527)       (39,876)    (1,721,052)
                               -------------- -------------- -------------- -------------- --------------

NET LOSS                       $    (338,752) $    (333,870) $    (204,885) $    (164,734) $  (4,573,999)
                               ============== ============== ============== ============== ==============

BASIC LOSS PER SHARE           $       (0.01) $       (0.01) $       (0.00) $       (0.00)
                               ============== ============== ============== ==============





The accompanying notes are an integral part of these consolidated financial statements.



                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)


                                  Common Stock          Additional     Stock
                             -------------------------   Paid-in    Subscription  Accumulated
                                Shares      Amount       Capital     Receivable     Deficit
                             ------------ ------------ ------------ ------------ -------------
Balance, February 28, 1997    36,887,712  $ 3,688,771  $   170,052  $         -  $ (5,254,277)

Common stock issued for
 services rendered             1,760,000      176,000            -            -             -

Common stock issued for cash   1,740,000      174,000            -            -             -

Common stock issued in
 payment of debt                 400,000       40,000            -            -             -

Common stock issued for
 acquisition of fixed assets      60,000        6,000            -            -             -

Stock subscription receivable  1,000,000      100,000            -     (100,000)            -

Net loss for the year ended
 February 28, 1998                     -            -            -            -      (670,808)
                             ------------ ------------ ------------ ------------ -------------

Balance, February 28, 1998    41,847,712    4,184,771      170,052     (100,000)   (5,925,085)

Common stock issued for
 payment of debt at $0.10
 per share                     5,000,000      500,000            -            -             -

Common stock issued for
 investment in mining
 properties at $0.10 per
 share                           500,000       50,000            -            -             -

common stock issued for
 services rendered at
 $0.10 per share                 250,000       25,000            -            -             -

Net loss for the year ended
 February 28, 1999                     -            -            -            -      (527,681)
                             ------------ ------------ ------------ ------------ -------------

Balance, February 28, 1999    47,597,712  $ 4,759,771  $   170,052  $  (100,000) $ (6,452,766)
                             ------------ ------------ ------------ ------------ -------------


The accompanying notes are an integral part of these consolidated financial statements.

                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                  Common Stock          Additional     Stock
                             -------------------------   Paid-in    Subscription  Accumulated
                                Shares      Amount       Capital     Receivable     Deficit
                             ------------ ------------ ------------ ------------ -------------
Balance, February 28, 1999    47,597,712  $ 4,759,771  $   170,052  $  (100,000) $ (6,452,766)

Common stock issued for
 services rendered at
 $0.10 per share                  39,000        3,900             -            -             -

Common stock issued for
 cash and services at
 $0.10 per share                 580,000       58,000             -            -             -

Common stock issued for
 cash at $0.10 per share         500,000       50,000            -            -             -

Common stock issued for
 cash at $0.10 per share       1,550,000      155,000            -            -             -

Warrants granted below
 market price (Note 12)                -            -      155,000            -             -

Net loss for the year
 ended February 29, 2000               -            -            -            -      (493,267)
                             ------------ ------------ ------------ ------------ -------------

Balance, February 29, 2000    50,266,712    5,026,671      325,052     (100,000)   (6,946,033)

Common stock issued for
 cash and subscription
 receivable at $0.10 per
 share                         4,000,000      400,000            -     (321,250)            -

Common stock issued for
 cash at $0.10 per share         500,000       50,000            -            -             -

Common stock issued for
 services at $0.10 per share     500,000       50,000            -            -             -

Partial receipt of stock
 subscription                          -            -            -       11,990             -

Common stock issued for
 services at $0.10 per share     460,000       46,000            -            -             -

Partial receipt of stock
 subscription                          -            -            -       25,000             -

Common stock issued for
 cash at $0.12 per share         208,334       20,833        4,166            -             -

Common stock issued for
 deposit on subsidiary
 acquisition at  $0.12
 per share                       457,500       45,750        9,150            -             -
                             ------------ ------------ ------------ ------------ -------------

Balance Forward               56,392,546  $ 5,639,254  $   338,368  $  (384,260) $ (6,946,033)
                             ------------ ------------ ------------ ------------ -------------



The accompanying notes are an integral part of these consolidated financial statements.




                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                  Common Stock          Additional     Stock
                             -------------------------   Paid-in    Subscription  Accumulated
                                Shares      Amount       Capital     Receivable     Deficit
                             ------------ ------------ ------------ ------------ -------------
Balance Forward               56,392,546  $ 5,639,254  $   338,368  $  (384,260) $ (6,946,033)

Partial receipt of stock
 subscription                          -            -            -        5,000             -

Common stock issued for
 cash and services at
 $0.10 per share                 500,000       50,000            -            -             -

Common stock issued for
 related party debt and
 services at $0.14 per
 share                         5,000,000      500,000      200,000            -             -

Common Stock issued for
 cash at $0.10 per share         350,000       35,000            -            -             -

Common Stock issued for
 subsidiary acquisition
 at $0.10 per share            2,542,500      254,250            -            -             -

Common Stock issued for
 cash at $0.10 per share         100,000       10,000            -            -             -

Common Stock issued for
 cash at $0.16 per share         125,000       12,500        7,500            -             -

Common Stock issued for
 cash at $0.16 per share         312,500       31,250       18,750            -             -

Net loss for the year
 ended February 28, 2001               -            -            -            -    (1,077,736)
                             ------------ ------------ ------------ ------------ -------------

Balance, February 28, 2001    65,322,546  $ 6,532,254  $   564,618  $  (379,260) $ (8,023,769)
                             ------------ ------------ ------------ ------------ -------------


    The accompanying notes are an integral part of these financial statements.


                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                  Common Stock          Additional     Stock
                             -------------------------   Paid-in    Subscription  Accumulated
                                Shares      Amount       Capital     Receivable     Deficit
                             ------------ ------------ ------------ ------------ -------------
Balance, February 28, 2001    65,322,546  $ 6,532,254  $   564,618  $  (379,260) $ (8,023,769)

Common stock and options
 issued for cash at $0.13
 per share (unaudited)           153,847       15,385        4,615            -             -

Common stock and options
 issued for cash at $0.12
 per share (unaudited)           416,667       41,667        8,333            -             -

Common stock and options
 issued for cash at $0.11
 per share (unaudited)           181,819       18,182        1,819            -             -

Common stock and options
 issued for cash at $0.11
 per share (unaudited)           909,090       90,909        9,091            -             -

Common stock issued for
 cash and options at $0.11
 per share (unaudited)           272,728       27,273        2,727            -             -

Common stock issued for
 cash and options at $0.10
 per share (unaudited)           200,000       20,000            -            -             -

Common stock issued for
 related party debt at $0.15
 per share (unaudited)           908,900       90,890       53,178            -             -

Net loss for the six
 months ended August 31,
 2001 (unaudited)                      -            -            -            -      (338,752)
                             ------------ ------------ ------------ ------------ -------------
Balance, August 31, 2001
 (unaudited)                  68,365,597  $ 6,836,560  $   644,381  $  (379,260) $ (8,362,521)
                             ============ ============ ============ ============ =============




The accompanying notes are an integral part of these consolidated financial statements.

         >


                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                       Consolidated Statements of Cash Flows
                                    (Unaudited)

                                                                                           From
                                                                                           Inception of the
                                                                                           Development
                                                                                           Stage on
                                                                                           March 1,
                                                                For the Six Months Ended   1997 Through
                                                                        August 31,         August 31,
                                                                    2001          2000     2001
                                                              -------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                    $    (338,752) $   (333,870) $ (4,573,999)
  Adjustments to reconcile net loss to
   net cash (used) by operating activities:
     Stock issued for services                                            -        96,000     1,097,220
     Warrants issued below market value                                   -             -       155,000
     Depreciation expense                                            31,473        18,601       188,042
     Loss on disposition of asset                                         -             -       (21,055)
     Settlement of debt                                                   -             -        19,000
     Gain on gold contract                                                -             -       (24,072)
     Decline in value of assets                                           -             -       960,960
     Changes in operating assets and liabilities:
      Decrease in accounts receivable and related receivables             -             -           152
      Decrease in prepaid expenses                                        -         9,719             -
      (Increase) in other assets                                    (19,402)            -          (900)
      Increase in accounts payable and other liabilities             22,795        82,957       914,830
                                                              -------------- ------------- -------------

        Net Cash (Used) by Operating Activities                    (303,886)     (126,593)   (1,284,822)
                                                              -------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of land                                                 (150,000)            -      (200,000)
  Decrease in investment                                                  -             -        95,068
  Purchase of fixed assets                                          (72,659)     (235,450)     (469,390)
                                                              -------------- ------------- -------------

        Net Cash (Used) by Investing Activities                    (222,659)     (235,450)     (574,322)
                                                              -------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes receivable - related party                    117,000       134,000       919,349
  Payment on notes receivable - related party                          (500)            -          (500)
  Issuance of stock for cash                                        240,001       128,750       952,751
  Receipt of stock subscription receivable                                -        36,990        41,990
                                                              -------------- ------------- -------------

        Net Cash Provided by Financing Activities             $     356,501  $    299,740  $  1,913,590
                                                              ============== ============= =============



The accompanying notes are an integral part of these consolidated financial statements.


                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                 Consolidated Statements of Cash Flows (Continued)
                                    (Unaudited)
                                                                                           From
                                                                                           Inception of the
                                                                                           Development
                                                                                           Stage on
                                                                                           March 1,
                                                                For the Six Months Ended   1997 Through
                                                                        August 31,         August 31,
                                                                    2001          2000     2001
                                                              -------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                               $    (170,044) $    (62,303) $     54,446

CASH AT BEGINNING OF PERIOD                                         228,512       212,786         4,022
                                                              -------------- ------------- -------------

CASH AT END OF PERIOD                                         $      58,468  $    150,483  $     58,468
                                                              ============== ============= =============

CASH PAID DURING THE PERIOD FOR:

  Interest                                                    $       1,480  $      9,000  $     18,112
  Income taxes                                                $           -  $          -  $          -

NON-CASH FINANCING ACTIVITIES:

  Issuance of stock for services                              $           -  $     96,000  $  1,097,220
  Issuance of stock for related party debt                    $     144,068  $          -  $  1,240,000
  Issuance of stock for subsidiary acquisition                $           -  $          -  $    309,150
  Issuance of stock for fixed assets                          $           -  $          -  $     56,000



The accompanying notes are an integral part of these consolidated financial statements.



                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial statements
              August 31, 2001 and February 28, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2001 and 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2001 audited financial statements. The results of operations for periods ended August 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its
inception through August 31, 2001.   It has not established revenues
sufficient to cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

     .   increase mining activities at the Deer Trail Mine;
     .   begin milling activities at the Deer Trail Mine in October 2001;
     . begin making sales and shipping concentrates to smelters for smelting and refining in November 2001;
     . begin selling gold mined at the Bromide Basin Mine in November 2001; Seasonal mining activities at the Bromide Basin Mine will likely be suspended from late November until early June due to weather;
     . begin mining activities at the Silver Bell Mine in late Spring or Summer, 2002;
     .   increase the number of full-time employees from 10 to approximately
         35;
     . raise approximately $300,000 in additional equity capital and/or loans to be used as operating capital; and
     . negotiate an extension of the Deer Trail Lease or attempt to raise $4,000,000 to be used to exercise the option to purchase the Deer Trail Mine before the Deer Trail Lease expires on May 31, 2002.

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

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
              August 31, 2001 and February 28, 2001


NOTE 3 - MATERIAL EVENT

On August 20,2001, the Company entered into a Mining Lease and Option to Purchase ("Mining Lease") with Kaibab Industries, Inc., an Arizona corporation. Under the Mining Lease, Kaibab has leased to the Company certain mining claims located in the Henrey Mountain Mining District in
Garfield county, Utah containing approximately 400 acres.   The Mining Lease
also provides for the leasing of certain mining equipment from Kaibab Industries, Inc. to the Company. The Mining Lease runs for a term of three years, and grants to the Company the option to purchase all of the property being leased for $1,000,000. The option is exercisable during the three year term of the Mining Lease.

As consideration for the Mining Lease, the Company has agreed to pay to Kaibab Industries, Inc. a 5% net smelter return upon all ore taken from the property during the term of the Mining Lease. The Mining Lease requires the Company to meet certain minimum monthly production requirements equal to the lesser of the following: (a) the mining and removal of a minimum of 1,000 tons of ore per month from the leased premises; or (b) the refining of a minimum of 1,000 ounces of gold per month mined from the leased premises.
The monthly minimum production requirements apply only from June 10 through November 20 of each year during the term of the Mining Lease. Minimum production requirements for partial months are to be pro rated. In the event that the Company is unable to meet the minimum production requirements, then Kaibab Industries, Inc. to the Company for an agreed upon value of approximately $125,430.

The Company recently commenced mining efforts on the property and Unico is now removing ore from the property.