Form 10QSB
period 2001-11-30
UNICO INC /AZ/
filed 2002-01-10
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

             For the quarterly period ended 11/30/01
                 Commission file number 000-30239

                       UNICO, INCORPORATED
-----------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

               Arizona                                86-0205130
   -----------------------------------    -----------------------------------
   (State or other jurisdiction           (IRS Employer Identification Number)
   of incorporation or organization



                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California  95954
         ------------------------------------------------
             (Address of principal executive offices)


                          (530) 873-4394
         ------------------------------------------------
         (Issuer's telephone number, including area code)


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

     As of December 31, 2001, the issuer had outstanding 69,678,487 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of November 30, 2001 and the related audited consolidated balance sheet of Unico, Incorporated as of February 28, 2001, the unaudited related consolidated statements of operations and cash flows for the three and nine month periods ended November 30, 2001 and November 30, 2000, the unaudited related consolidated statement of stockholders' equity for the period from February 28, 1997 through November 30, 2001, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Deer Trail Mine.

     On March 30, 1992, Unico entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. The lease was to run for a period of 10 years, and cover 28 patented claims, 5 patented mill sites and 171 unpatented claims located approximately 5 miles South of Marysvale, Utah. It includes mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines. There are no known, proven or probable reserves on the property.

     Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It expires in May 2004. The new lease agreement is referred to in this report as the "Deer Trail Lease". The Deer Trail Lease requires Unico to make monthly lease payments and pay a 3% net smelter return on ore removed from the Deer Trail Mine.

     During Unico's last 2 fiscal years ended February 28, 2001, and since then, Unico has worked toward reopening the Deer Trail Mine. Unico acquired the necessary permits to commence mining activities, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. Unico plans to seek a permit for large scale mining operations.

     Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. To date, the mining activities have been fairly limited. Unico presently has eight full time employees. There have been between 2 and 5 miners at various times working full time in the Deer Trail Mine both on mine development work and production work. Their efforts have been concentrated in the 3400 Area of the mine, from which they have been removing approximately 2,000 tons of ore per month. The ore is being stock-piled for now. Some of the ore has also been crushed. Some of the employees have worked on mine maintenance.

     Unico has completed a mill on site at the Deer Trail Mine. In November 2001 Unico began milling activities on certain ore removed from the Bromide Basin Mines. Eventually Unico intends to begin milling activities on the ore removed from the Deer Trail Mine in order to process the Deer Trail Mine ore into lead and zinc concentrates and ship the concentrates to various smelters.

     We believe that there are a variety of mining companies and other mineral companies that are potential purchasers for the lead concentrates and zinc concentrates which we intend to sell as the end product from our Deer Trail Mine mining and milling operations. We do not believe that we will be dependent on one or a few major customers for sales of the lead and zinc concentrates.

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

     Unico commenced mining efforts on the Bromide Basin Mines in September 2001 with five full time miners. Unico removed ore from the property, and is transporting the ore to the Deer Trail Mine site where it is being crushed and milled. Recent mining activities at the Bromide Basin Mines ceased approximately November 20, 2001 due to weather. Because of the Bromide Basin Mines' high elevation, mining activities are seasonal and will likely occur only from June through November.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     During the next 12 months, Unico's plan of operation consists of the following:

     -  increase mining activities at the Deer Trail Mine;

     - process some of the gold ore removed from the Bromide Basin Mines in January or February 2002;

     - begin making sales and shipping concentrates to smelters for smelting and refining in January or February 2002;

     - begin selling gold mined from the Bromide Basin Mine in January or February 2002;

     - begin mining activities at the Silver Bell Mine in late Spring or Summer, 2002;

     -  increase the number of full-time employees to approximately 35; and

     - raise approximately $200,000 in additional equity capital and/or loans to be used as operating capital.

     Accomplishing our 12 month plan of operations is dependent on Unico raising approximately $100,000 in equity and/or debt financing during the next 60 days and an additional $100,000 during the following 2 to 3 months.
Unico's current cash will sustain operations for approximately 60 days.

     Between February 28, 2001 and November 30, 2001, Unico issued 4,355,941 shares of its common stock at prices varying from $0.10 to almost $0.16 per share for which Unico received approximately $509,068 in cash (including a loan conversion of approximately $144,068), $3,890 in services and $2,400 in equipment.

Results of Operations.

     During the three months ended November 30, 2001, Unico experienced a net loss in the amount of $178,942, or approximately ($0.003) per share, which is $37,771 less than the net loss of $216,713, or approximately ($0.003) per share, incurred for the three months ended November 30, 2000. For the nine months ended November 30, 2001, Unico incurred a net loss of $517,694, or approximately ($0.007) per share. This was $32,889 less than the net loss of $550,583, or approximately ($0.009) per share, incurred by Unico during the nine month period ended November 30, 2000.

     Unico attributes the decreased net loss for the nine month period ended November 30, 2001 primarily to a $33,058 decrease in general and administrative expenses and a decrease in interest expense of $8,513. Unico attributes the decreased net loss for the nine month period ended November 30, 2001 primarily to a $34,351 decrease in general and administrative expenses and a $14,195 decrease in interest expense partially offset by an increase in depreciation and amortization expenses of $16,892. Unico anticipates that it will commence earning revenues before its fiscal year ends February 28, 2001.

Liquidity and Capital Resources

     Unico's stockholders' deficit increased $2,335 in the nine months ended November 30, 2001, from a deficit of ($1,306,157) as of February 28, 2001 to a deficit of ($1,308,492) as of November 30, 2001. Cash and cash equivalents decreased $185,319 to $43,193 at November 30, 2001 from $228,512 at February 28, 2001. Net cash used in operating activities for the nine months ended November 30, 2001 reflects a net loss of $517,694 and an increase in other assets of $19,402, partially offset by non-cash expenses of $49,995 for depreciation and amortization expenses and an increase in accounts payable and other liabilities of $38,384.

     This decrease in cash and cash equivalents for the nine months ended November 30, 2001 was partially offset by net cash provided by financing activities through approximately $365,000 cash received for the issuance of shares of Unico's common stock. Unico utilized approximately $238,992 cash for capital requirements of which $150,000 was used for the purchase of real property, and approximately $88,992 was used to purchase personal property and equipment.

     Unico's most significant cash needs in its present fiscal year include raising funds to cover operating expenses until such time as revenues are sufficient to cover operating expenses. Unico's present cash resources are only adequate to sustain operations for approximately 60 days. Unico will be required to raise additional capital through borrowing or additional sale of equity to fund operations beyond the end of its current fiscal year.

     The Deer Trail Lease contains an option to purchase the Deer Trail Mine for $4,000,000 plus a continuing 3% net smelter return. In the event mining operations from the Deer Trail Mine are profitable and Unico decides to exercise its option to purchase the Deer Trail Mine, Unico will either need to obtain an extension of the lease agreement or raise the $4,000,000 necessary to exercise the option to purchase the Deer Trail Mine before the lease expires in May 2004. Unico presently does not have sufficient funds to exercise the option to purchase the Deer Trail Mine, and no assurance can be given that Unico will have sufficient funds to purchase the Deer Trail Mine before the lease expires.

     Our auditors have issued a "going concern" opinion in note 2 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising and/or collecting $100,000 in the next 60 days and an additional $100,000 in equity or debt capital in the following 2 to 3 months, we believe that Unico will have sufficient funds to meet its operating expenses until income from mining operations should be sufficient to cover operating expenses. However, substantial additional funds must be raised to enable Unico to exercise the option to purchase the Deer Trail Mine.

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

     Revenue. We have had no revenues from operations during the past two fiscal years or since our last fiscal year ended February 28, 2001. We anticipate that we will begin generating revenues from operations before February 28, 2002.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     No legal proceedings involving Unico as a defendant were commenced during the three month period ended November 30, 2001. No material developments occurred in any legal proceedings involving Unico as a defendant during the same time period.

Item 2.  Changes in Securities.

     During the three month period ended November 30, 2001, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:

                                 No. of
Date       Recipient             Shares   Consideration          Valuation
______________________________________________________________________________

09/15/01  Anthony G. Nuzzo       138,889  $12,500 Cash &         $ 13,889
          and Julie Nuzzo                 $1,389 Services
09/15/01  J. Bruce Hirschberg    194,445  $175,000 Cash &        $ 19,445
                                          $1,945 Services
09/15/01  Joseph C. Gabriel       55,556  $5,000 Cash &          $  5,556
                                          $556 Services
10/05/01  Frederick A. Johnson   200,000  Cash                   $ 20,000
10/05/01  Richard C. Wood         50,000  Cash                   $  5,000
10/05/01  Lorraine H. Wood        50,000  Cash                   $  5,000
11/01/01  J. Bruce Hirschberg    100,000  Cash                   $ 10,000
11/01/01  James Joseph Maclellan 200,000  Cash                   $ 20,000
11/01/01  Joseph F. Gabriel      100,000  Cash                   $ 10,000
11/14/01  Darwin L. Peterson     100,000  Cash                   $ 10,000
11/14/01  C. Bradley Johnson     100,000  Cash                   $ 10,000
11/14/01  Donna Sorenson          24,000  Equipment              $  2,400



     Each of the persons who purchased shares during the three months ended November 30, 2001, other than Donna Sorenson, received options to purchase an equal number of shares at the same price per share during the two years following their respective stock purchases.

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

     During the three month period ended May 31, 2001, and the three month period ended August 31, 2001, Unico made sales of shares of Unico's common stock which were not registered under the Securities Act of 1933. For a description of those sales, please see Unico's quarterly reports on Form 10-QSB for the periods ended May 31, 2001 and August 31, 2001.

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

 (a) There are no exhibits included with this report.

 (b) On September 4, 2001, Unico filed a Current Report on Form 8-K describing Unico's acquisition of the Kaibab Mining Lease. The report was dated August 30, 2001 and referred to the event as having occurred on August 20, 2001.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNICO, INCORPORATED
                                  (Registrant)


Date: January 10, 2002         By: /s/ Ray C. Brown
                                  ------------------------------------
                                  Ray C. Brown, Chief Executive
                                  Officer and Principal Financial and
                                  Accounting Officer

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             November 30, 2001 and February 28, 2001

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS


                                                   November 30,  February 28,
                                                      2001          2001
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                       $      43,193 $    228,512
  Taxes receivable                                          433          433
                                                  ------------- -------------

     Total Current Assets                                43,626      228,945
                                                  ------------- -------------

PROPERTY AND EQUIPMENT

  Property and equipment, net                           776,891      735,493
                                                  ------------- -------------

     Total Property and Equipment                       776,891      735,493
                                                  ------------- -------------

OTHER ASSETS

  Refundable deposit                                        500          500
  Reclamation Bond                                       38,402       19,000
                                                  ------------- -------------

     Total Other Assets                                  38,902       19,500
                                                  ------------- -------------

       TOTAL ASSETS                               $     859,419 $    983,938
                                                  ============= =============














The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   November 30,  February 28,
                                                       2001         2001
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                $     48,329  $     49,829
  Accrued expenses                                      12,410         1,410
  Advances from related parties                        516,454       500,200
  Notes payable                                        301,499       446,499
  Accrued interest payable                             411,703       351,351
  Accrued interest payable to related parties          311,719       303,509
  Commitments and contingencies                        565,797       637,297
                                                  ------------- -------------

     Total Current Liabilities                       2,167,911     2,290,095
                                                  ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at
   $0.10 par value; 69,678,487 and 65,322,546
   shares issued and outstanding, respectively       6,967,850     6,532,254
  Additional paid-in capital                           644,381       564,618
  Stock subscription receivable                       (379,260)     (379,260)
  Accumulated deficit prior to development stage (3,788,522) (3,788,522) Accumulated deficit from inception of the
   development stage on March 1, 1997               (4,752,941)   (4,235,247)
                                                  ------------- -------------

     Total Stockholders' Equity (Deficit)           (1,308,492)   (1,306,157)
                                                  ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                $    859,419  $    983,938
                                                  ============= =============








       The accompanying notes are an integral part of these consolidated financial statements.




                       UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statements of Operations
                                (Unaudited)

                                                                                          From
                                                                                      Inception of
                                                                                     the Development
                                                                                        Stage on
                                                                                         March 1,
                               For the Nine Months Ended  For the Three Months Ended   1997 Through
                                       November 30,               November 30,         November 30,
                                   2001          2000          2001          2000          2001
                              ------------- ------------- ------------- ------------- -------------
REVENUES                      $          -  $          -  $          -  $          -  $          -

EXPENSES

 General and administrative        368,926       403,277       127,716       160,774     2,792,920
 Depreciation and amortization      49,995        33,103        18,521        14,502       206,264
                              ------------- ------------- ------------- ------------- -------------

    Total Expenses                 418,921       436,380       146,237       175,276     2,999,184
                              ------------- ------------- ------------- ------------- -------------

      Loss from Operations        (418,921)     (436,380)     (146,237)     (175,276)   (2,999,184)
                              ------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSES)

 Investment income                   2,513         1,278           556           337        11,255
 Interest expense                 (101,286)     (115,481)      (33,261)      (41,774)     (736,457)
 Decline in value assets                 -             -             -             -      (651,810)
 Settlement of debt                      -             -             -             -       (91,000)
 Loss on valuation of asset              -             -             -             -      (309,817)
 Gain on gold contract                   -             -             -             -        24,072
                              ------------- ------------- ------------- ------------- -------------
    Total Other Income
     (Expenses)                    (98,773)     (114,203)      (32,705)      (41,437)   (1,753,757)
                              ------------- ------------- ------------- ------------- -------------

NET LOSS                      $   (517,694) $   (550,583) $   (178,942) $   (216,713) $ (4,752,941)
                              ============= ============= ============= ============= =============

BASIC LOSS PER SHARE          $      (0.01) $      (0.01) $      (0.00) $      (0.00)
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

                       UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                  Common Stock          Additional     Stock
                             -------------------------   Paid-in    Subscription  Accumulated
                                Shares      Amount       Capital     Receivable     Deficit
                             ------------ ------------ ------------ ------------ -------------
Balance, February 28, 1999    47,597,712  $ 4,759,771  $   170,052  $  (100,000) $ (6,452,766)

Common stock issued for
 services rendered at
 $0.10 per share                  39,000        3,900             -            -             -

Common stock issued for
 cash and services at
 $0.10 per share                 580,000       58,000             -            -             -

Common stock issued for
 cash at $0.10 per share         500,000       50,000            -            -             -

Common stock issued for
 cash at $0.10 per share       1,550,000      155,000            -            -             -

Warrants granted below
 market price                          -            -      155,000            -             -

Net loss for the year
 ended February 29, 2000               -            -            -            -      (493,267)
                             ------------ ------------ ------------ ------------ -------------

Balance, February 29, 2000    50,266,712    5,026,671      325,052     (100,000)   (6,946,033)

Common stock issued for
 cash and subscription
 receivable at $0.10 per
 share                         4,000,000      400,000            -     (321,250)            -

Common stock issued for
 cash at $0.10 per share         500,000       50,000            -            -             -

Common stock issued for
 services at $0.10 per share     500,000       50,000            -            -             -

Partial receipt of stock
 subscription                          -            -            -       11,990             -

Common stock issued for
 services at $0.10 per share     460,000       46,000            -            -             -

Partial receipt of stock
 subscription                          -            -            -       25,000             -

Common stock issued for
 cash at $0.12 per share         208,334       20,833        4,166            -             -

Common stock issued for
 deposit on subsidiary
 acquisition at  $0.12
 per share                       457,500       45,750        9,150            -             -
                             ------------ ------------ ------------ ------------ -------------

Balance Forward               56,392,546  $ 5,639,254  $   338,368  $  (384,260) $ (6,946,033)
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


                       UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                  Common Stock          Additional     Stock
                             -------------------------   Paid-in    Subscription  Accumulated
                                Shares      Amount       Capital     Receivable     Deficit
                             ------------ ------------ ------------ ------------ -------------
Balance, February 28, 2001    65,322,546  $ 6,532,254  $   564,618  $  (379,260) $ (8,023,769)

Common stock and options
 issued for cash at $0.13
 per share (unaudited)           153,847       15,385        4,615            -             -

Common stock and options
 issued for cash at $0.12
 per share (unaudited)           416,667       41,667        8,333            -             -

Common stock and options
 issued for cash at $0.11
 per share (unaudited)           181,819       18,182        1,819            -             -

Common stock and options
 issued for cash at $0.11
 per share (unaudited)           909,090       90,909        9,091            -             -

Common stock and options
issued for cash at $0.11
 per share (unaudited)           272,728       27,273        2,727            -             -

Common stock and options
 issued for cash at $0.10
 per share (unaudited)           200,000       20,000            -            -             -

Common stock issued for
 related party debt at $0.15
 per share (unaudited)           908,900       90,890       53,178            -             -

Common stock and options
 issued for cash and
 services at $0.10 per
 share (unaudited)               388,890       38,890            -            -             -

Common stock and options
 issued for cash at $0.10
 per share (unaudited)           100,000       10,000            -            -             -

Common stock and options
 issued for cash at $0.10
 per share (unaudited)           200,000       20,000            -            -             -

Common stock and options
 issued for cash at $0.10
 per share (unaudited)           100,000       10,000            -            -             -

Common stock and options
 issued for cash at $0.10
 per share (unaudited)           200,000       20,000            -            -             -

Common stock and options
 issued for cash at $0.10
 per share (unaudited)           100,000       10,000            -            -             -

Common stock and options
 issued for cash at $0.10
 per share (unaudited)           100,000       10,000            -            -             -
                             ------------ ------------ ------------ ------------ -------------

Balance Forward               69,554,487  $ 6,955,450  $   644,381  $  (379,260) $ (8,023,769)
                             ============ ============ ============ ============ =============


     The accompanying notes are an integral part of these consolidated financial statements.


                       UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                  Common Stock          Additional     Stock
                             -------------------------   Paid-in    Subscription  Accumulated
                                Shares      Amount       Capital     Receivable     Deficit
                             ------------ ------------ ------------ ------------ -------------
Balance forward               69,554,487  $ 6,955,450  $   644,381  $  (379,260) $ (8,023,769)

Common stock and options
 issued for cash at $0.10
 per share (unaudited)           100,000       10,000            -            -             -

Common stock issued for
 equipment at $0.10 per
 share (unaudited)                24,000        2,400            -            -             -

Net loss for the nine
 months ended November 30,
 2001 (unaudited)                      -            -            -            -      (517,694)
                             ------------ ------------ ------------ ------------ -------------
Balance, November 30, 2001
 (unaudited)                  69,678,487  $ 6,967,850  $   644,381  $  (379,260) $ (8,541,463)
                             ============ ============ ============ ============ =============









     The accompanying notes are an integral part of these consolidated financial statements.




                       UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                                                                                         From
                                                                                     Inception of
                                                                                    the Development
                                                                                       Stage on
                                                                                        March 1,
                                                        For the Nine Months Ended    1997 Through
                                                               November 30,          November 30,
                                                            2001          2000           2001
                                                      -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                             $    (517,694) $    (550,583) $  (4,752,941)
 Adjustments to reconcile net loss to
  net cash (used) by operating activities:
   Stock issued for services                                  3,890        152,512      1,101,110
   Warrants issued below market value                             -              -        155,000
   Depreciation expense                                      49,995         33,103        206,564
   Loss on disposition of asset                                   -              -        (21,055)
   Settlement of debt                                             -              -         19,000
   Gain on gold contract                                          -              -        (24,072)
   Decline in value of assets                                     -              -        960,960
 Changes in operating assets and liabilities:
   Decrease in accounts receivable
     and related receivables                                      -              -            152
   Decrease in prepaid expenses                                   -          9,719              -
   (Increase) in other assets                               (19,402)        (2,578)          (900)
   Increase in accounts payable and other liabilities        38,384        122,434        930,419
                                                      -------------- -------------- --------------

     Net Cash (Used) by Operating Activities               (444,827)      (235,393)    (1,425,763)
                                                      -------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of land                                          (150,000)             -       (200,000)
 Decrease in investment                                           -              -         95,068
 Purchase of fixed assets                                   (88,992)      (324,565)      (485,723)
                                                      -------------- -------------- --------------

    Net Cash (Used) by Investing Activities                (238,992)      (324,565)      (590,655)
                                                      -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes receivable - related party            129,000        471,500        931,349
  Payment on notes receivable - related party                  (500)             -           (500)
  Proceeds from notes receivable                              5,000              -          5,000
  Issuance of stock for cash                                365,000        178,750      1,077,750
  Receipt of stock subscription receivable                        -         41,990         41,990
                                                      -------------- -------------- --------------

    Net Cash Provided by Financing Activities         $     498,500  $     692,240  $   2,055,589
                                                      -------------- -------------- --------------



The accompanying notes are an integral part of these consolidated financial statements.



                       UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
             Consolidated Statements of Cash Flows (Continued)
                                                                                         From
                                                                                     Inception of
                                                                                    the Development
                                                                                       Stage on
                                                                                        March 1,
                                                        For the Nine Months Ended    1997 Through
                                                               November 30,          November 30,
                                                            2001          2000           2001
                                                      -------------- -------------- --------------
NET INCREASE (DECREASE) IN CASH                       $    (185,319) $     132,282  $      39,171

CASH AT BEGINNING OF PERIOD                                 228,512        212,786          4,022
                                                      -------------- -------------- --------------

CASH AT END OF PERIOD                                 $      43,193  $     345,068  $      43,193
                                                      ============== ============== ==============

CASH PAID DURING THE PERIOD FOR:

  Interest                                            $         980  $      15,000  $      18,112
  Income taxes                                        $           -  $           -  $           -

NON-CASH FINANCING ACTIVITIES:

  Issuance of stock for services                      $       3,890  $     152,512  $   1,101,110
  Issuance of stock for related party debt            $     144,068  $     700,000  $   1,384,068
  Issuance of stock for subsidiary acquisition        $           -  $      77,775  $     309,150
  Issuance of stock for fixed assets                  $       2,400  $           -  $      58,400



The accompanying notes are an integral part of these consolidated financial statements.


                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial statements
             November 30, 2001 and February 28, 2001


NOTE 1 -CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at November 30, 2001 and 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2001 audited financial statements. The results of operations for periods ended November 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception
through November 30, 2001.   It has not established revenues sufficient to
cover its operating costs and to allow it to continue as a going concern. During the next 12 months, the Company's plan of operation consists of the following:

    .   increase mining activities at the Deer Trail Mine;
    .   process some of the gold ore removed from the Bromide Basin Mines in
         January or February 2002;
    .   begin making sales and shipping concentrates to smelters for smelting and refining in January or February 2002;
    .   begin selling gold mined from the Bromide Basin Mine in January or
         February 2002;
    .   begin mining activities at the Silver Bell Mine in late Spring or
         Summer, 2002;
    .   increase the number of full-time employees from 10 to approximately
          35; and
    .   raise approximately $200,000 in additional equity capital and/or loans to be used as operating capital.

Management believes the Company's current cash will sustain operations for approximately two additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
         Notes to the Consolidated Financial Statements
             November 30, 2001 and February 28, 2001


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

NOTE 4 -SUBSEQUENT EVENT

On December 1, 2001, a new lease agreement was entered into for the Deer Trail Mine. The lease period is for 30 months. The lease expires in May 2004. The new lease requires the Company to make monthly lease payments of $10,000 and to pay a 3% net smelter return on ore removed from the Deer Trail Mine.