Form 10QSB/A
period 2001-11-30
UNICO INC /AZ/
filed 2002-01-14
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                          FORM 10-QSB/A
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

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


     NOTE: This Form 10-QSB has been amended to correct a typographical error in the table presented at the top of page 9. Mr. J. Bruce Hirschberg's consideration on 9/15/01 has been corrected to reflect $17,500 Cash & and $1,945 Services.

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

Item 2.  Changes in Securities.

     During the three month period ended November 30, 2001, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:

                                 No. of
Date       Recipient             Shares   Consideration          Valuation
______________________________________________________________________________

09/15/01  Anthony G. Nuzzo       138,889  $12,500 Cash &         $ 13,889
          and Julie Nuzzo                 $1,389 Services
09/15/01  J. Bruce Hirschberg    194,445  $17,500 Cash &        $ 19,445
                                          $1,945 Services
09/15/01  Joseph C. Gabriel       55,556  $5,000 Cash &          $  5,556
                                          $556 Services
10/05/01  Frederick A. Johnson   200,000  Cash                   $ 20,000
10/05/01  Richard C. Wood         50,000  Cash                   $  5,000
10/05/01  Lorraine H. Wood        50,000  Cash                   $  5,000
11/01/01  J. Bruce Hirschberg    100,000  Cash                   $ 10,000
11/01/01  James Joseph Maclellan 200,000  Cash                   $ 20,000
11/01/01  Joseph F. Gabriel      100,000  Cash                   $ 10,000
11/14/01  Darwin L. Peterson     100,000  Cash                   $ 10,000
11/14/01  C. Bradley Johnson     100,000  Cash                   $ 10,000
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

                                  UNICO, INCORPORATED
                                  (Registrant)


Date: January 14, 2002         By: /s/ Ray C. Brown
                                  ------------------------------------
                                  Ray C. Brown, Chief Executive
                                  Officer and Principal Financial and
                                  Accounting Officer

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