Form 10KSB
period 2002-02-28
UNICO INC /AZ/
filed 2002-05-29
CIK 1110737

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended February 28, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

     Commission File No. 000-30239


                       UNICO, INCORPORATED
            ------------------------------------------
          (Name of Small Business Issuer in its Charter)

          ARIZONA                                86-0205130
-------------------------------            --------------------------
(State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California 95954
             ----------------------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (530) 873-4394

                               N/A
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None

Name of Each Exchange on Which Registered:                       None

Securities Registered under Section 12(g) of the Exchange Act:

                  Common Stock, $0.10 par value
                  -----------------------------
                         (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: February 28, 2002 - $0.00.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of May 28, 2002, the aggregate market value of the voting stock held by non-affiliates was $9,637,725, based on approximately 59,309,074 shares of voting common stock of the registrant held by non-affiliates and the average bid and asked prices ($0.1625) of the stock.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Not Applicable.

     APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 21, 2002 there were 72,062,974 shares of the issuer's common stock issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable.

Transitional Small Business Disclosure Format   Yes [ ] No [ X ]

                              PART I

Item 1.  Description of Business.

General.
-------

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

     Unico worked for more than two years to reopen the Deer Trail Mine.
Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. Mining activities stopped in November 2001 due to weather. They are scheduled to resume in late May 2002. To date, the mining activities have been fairly limited. Unico presently has eight full time employees. There have been between 2 and 5 miners at various times working full time in the Deer Trail Mine both on mine development work and production work. Their efforts have been concentrated in the 3400 Area of the mine, from which they have been removing approximately 2,000 tons of ore per month. The ore is being stock-piled and some of it has been crushed. Some of the employees have worked on mine maintenance.

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

     Unico is presently negotiating an agreement with H & H Metals of New York pursuant to which Unico intends to sell the majority of its concentrates to H & H Metals. Unico may also sell concentrates to other parties.

     The lead and zinc concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport zinc and lead concentrates to smelters or other places designated by purchasers.

The Deer Trail Mine Development Agreement.
------------------------------------------

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

     The Deer Trail Mine Development Agreement provided that at a future time when exercising the existing option under the Deer Trail Lease is appropriate, Guilderbrook, Inc. is to pay 25% of the option price, Aurora Resources & Mining Corp. is to pay 50% of the option price and Unico is to pay 25% of the option price. The total option price is presently $4,000,000. In the event that the option is exercised under the Deer Trail Lease, the full ownership interests of the parties and the property, rights and privileges, and any net smelter returns to be shared between the parties would then be own/shared on the following basis:

        o     Unico - 25%
        o     Guilderbrook, Inc. - 25%
        o     Aurora Resources & Mining Corp. - 50%.

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

     Silver Bell Mining Company, Incorporated was incorporated in the State of Utah on April 26, 1993. It has acquired 26 patented mining claims located in American Fork Canyon, Utah County, Utah, which is organized into three separate parcels. The claims contain mining properties which have not been mined for production since 1983. The properties were mined primarily for silver, lead and zinc. There are no known, proven or probable reserves on the property.

     Unico intends to commence some mining activities on the Silver Bell Mine in late Summer, 2002. Unico anticipates that it may mine approximately 60 tons of ore per day from the Silver Bell Mine initially. Unico intends to transport the ore to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mine.
-------------------

     On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase ("Kaibab Mining Lease") with Kaibab Industries, Inc., an Arizona corporation. Under the Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Unico certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Kaibab Mining Lease also provides for the leasing of certain mining equipment from Kaibab Industries, Inc. to Unico. The Kaibab Mining Lease runs for a term of three years, and grants to Unico the option to purchase all of the property being leased for $1,000,000. The option is exercisable during the three year term of the Kaibab Mining Lease. There are no known, proven or probable reserves on the property.

     As consideration for the Kaibab Mining Lease, Unico has agreed to pay to Kaibab Industries, Inc. a 5% net smelter return upon all ore taken from the property during the term of the Kaibab Mining Lease. The Kaibab Mining Lease requires Unico to meet certain minimum monthly production requirements equal to the lesser of the following: (a) the mining and removal of a minimum of 1,000 tons of ore per month from the leased premises; or (b) the refining of a minimum of 1,000 ounces of gold per month mined from the leased premises. The monthly minimum production requirements apply only from June 10 through November 20 of each year during the term of the Kaibab Mining Lease. Minimum production requirements for partial months are to be pro rated. In the event that Unico is unable to meet the minimum production requirements, then Kaibab Industries, Inc. may terminate the Lease Agreement and require Unico to purchase all or any portion of certain equipment and personal property leased by Kaibab Industries, Inc. to Unico for an agreed upon value specified in the Kaibab Mining Lease. The total agreed upon value of all equipment and personal property specified in the Kaibab Mining Lease is approximately $164,755.

     Unico commenced mining efforts on the Bromide Basin Mines in September 2001 with five full time miners. Mining efforts stopped in November 2001 due to weather. Mining activities resumed in late May 2002. Unico will continue to remove ore from the property, and transport the ore to the Deer Trail Mine site where it will be crushed and milled. Because of the Bromide Basin Mines' high elevation, mining activities are seasonal and will likely occur only from June through November.

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

Employees.
----------

     Unico presently has 8 full time employees and 1 part time employee who are leased from another company. Five of these full time employees are
miners.   The other full time employees include a project manager, foreman and
3 other workers. The part time employee is an electrician. Unico believes that it will increase its number of employees to approximately 20-25 full time employees this summer. In the event the mining operations are successful, additional employees may be added in the future.

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

Deer Trail Lease.
----------------

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

     A new Mining Lease and Option to Purchase was entered into between the same parties on December 1, 2001 which replaced the earlier lease. The new Lease expires June 1, 2004. Under the new Lease Unico is required to pay as rental for the leased claims, a five percent (5%) royalty upon all ore taken and sold from the premises, with a minimum royalty of $10,000 per month, regardless of the amount of actual production from the Lease during any given month. Unico is also required to pay all utility costs and taxes on the claims estimated to be approximately $25,000 per year. The Mining Lease and Option to Purchase grants to Unico an option to purchase all the claims and mill sites, including all dumps, equipment and personal property contained therein at a price of $4,000,000 plus the lessor would retain a carried interest of three percent (3%) of net smelter returns from the claims in perpetuity. The option may be exercised at any time prior to the termination date of the Lease.

The Deer Trail Mine.
-------------------

     The Deer Trail claims are located in the Tushar Mountains of East Central, Utah in the Mount Baldy and Ohio Mining districts. They are located on Deer Trail Mountain, approximately 5 miles South of Marysvale, Utah and are accessible by a gravel county road which is in good condition. There are no known, proven or probable reserves on the property.

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

Deer Trail Mine Geological Information.
--------------------------------------

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

     The Toroweap Formation in the mine area strikes generally north-south and dips 201 W. The Deer Trail ore body rakes across this inclination with a bearing of N 701 W, so the average plunge of the ore zone into Deer Trail Mountain is about 181.

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

Deer Trail Mine Workings.
--------------------------

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

Deer Trail Mine Mineral Resources.
---------------------------------

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

Unico's Purchase of 680 Acres Near the Deer Trail Mine.
------------------------------------------------------

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

     Silver Bell Mining Company, Incorporated was incorporated in the State of Utah on April 26, 1993. It has acquired 26 patented mining claims located in American Fork Canyon, Utah County, Utah, which is organized into three separate parcels. The claims contain mining properties which have not been mined for production since 1983. The properties were mined primarily for silver, lead and zinc. There are no known, proven or probable reserves on the property.

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

     Unico intends to commence some mining activities on the Silver Bell Mine in Summer 2002. Unico anticipates that it may mine approximately 60 tons of ore per day from the Silver Bell Mine initially. The ore will be transported to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mines.
--------------------

     On August 20, 2001, Unico entered into a Mining Lease and Option to Purchase ("Kaibab Mining Lease") with Kaibab Industries, Inc., an Arizona corporation. Under the Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Unico certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Kaibab Mining Lease also provides for the leasing of certain mining equipment from Kaibab Industries, Inc. to Unico. The Kaibab Mining Lease runs for a term of three years, and grants to Unico the option to purchase all of the property being leased for $1,000,000. The option is exercisable during the three year term of the Kaibab Mining Lease. There are no known, proven or probable reserves on the property.

     As consideration for the Kaibab Mining Lease, Unico has agreed to pay to Kaibab Industries, Inc. a 5% net smelter return upon all ore taken from the property during the term of the Kaibab Mining Lease. The Kaibab Mining Lease requires Unico to meet certain minimum monthly production requirements equal to the lesser of the following: (a) the mining and removal of a minimum of 1,000 tons of ore per month from the leased premises; or (b) the refining of a minimum of 1,000 ounces of gold per month mined from the leased premises. The monthly minimum production requirements apply only from June 10 through November 20 of each year during the term of the Kaibab Mining Lease. Minimum production requirements for partial months are to be pro rated. In the event that Unico is unable to meet the minimum production requirements, then Kaibab Industries, Inc. may terminate the Lease Agreement and require Unico to purchase any or all of certain equipment and personal property leased by Kaibab Industries, Inc. to Unico for the agreed upon value specified in the lease. The total agreed upon value of all equipment and personal property specified in the lease is approximately $164,755.

Item 3.  Legal Proceedings.

     Except as described below, Unico is not:

     o    a party to any material pending legal proceedings;

     o its property is not subject to any material pending legal proceedings; and

     o to the best of Unico's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against Unico:

     On August 8, 1996, The Allen Ball and Connie Ball Living Trust filed a lawsuit against Unico in the Third Judicial District Court in and for Salt Lake County, State of Utah (Case No. 960905503) in which the trust sought to collect approximately $286,000 plus accrued interest on a promissory note from Unico. In September 1996 Unico filed its answer to the complaint alleging that the promissory note had been paid in full through the issuance of 151,512 shares of Unico common stock. Unico denies any liability. This case has been inactive for approximately five years.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market information.
-------------------

     Our common stock is traded in the over-the-counter market and quoted on the NASD's OTC bulletin board under the ticker symbol "UNCN". The shares are thinly traded and a limited market presently exists for the shares. The following table describes, for the respective periods indicated, the prices of Unico common stock in the over-the-counter market, based on inter-dealer bid prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The quotations have been provided by market makers in common stock and/or Pink Sheets, LLC.

Quarter ended                 High bid          Low bid
-------------                 ---------         -------

May 31, 2000                   $.23              $.125
August 31, 2000                $.181             $.09
November 30, 2000              $.205             $.105
February 28, 2001              $.21              $.13
May 31, 2001                   $.215             $.10
August 31, 2001                $.13              $.081
November 30, 2001              $.11              $.07
February 28, 2002              $.09              $.06

Number of Stockholders.
-----------------------

      As of May 21, 2002 there were approximately 532 stockholders of record. Because many of the shares are held in broker or street name, Unico believes that it has significantly more than 532 beneficial stockholders.

Dividend Information.
---------------------

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

Recent Sales of Unregistered Securities.
----------------------------------------

     During the fiscal year ended February 28, 2002, Unico made the following sales of securities which were not registered under the Securities Act of 1933:

                                    No. of
Date        Recipient               Shares   Consideration    Valuation
--------    ----------------------  -------- -------------    ---------
04/30/01    Carolyn M. Gabriel      153,847   Cash             $ 20,000
04/30/01    J. Bruce Hirschberg     416,667   Cash             $ 50,000
05/24/01    Carolyn M. Gabriel      181,819   Cash             $ 20,000
06/25/01    Steven Gabriel          151,515   Cash             $ 16,667
06/25/01    Mark Gabriel            151,515   Cash             $ 16,667
06/25/01    Paul Gabriel            151,515   Cash             $ 16,667
06/25/01    Joseph C. Gabriel       151,515   Cash             $ 16,667
06/25/01    Lawrence Gabriel        151,515   Cash             $ 16,667
06/25/01    Cynthia Whitney         151,515   Cash             $ 16,667
08/03/01    J. Bruce Hirschberg     272,728   Cash             $ 30,000
08/03/01    C. Wayne Hartle         908,900   Debt conversion  $144,068
                                              to equity
08/17/01    J. Bruce Hirschberg     200,000   Cash             $ 20,000
09/15/01    Anthony G. Nuzzo        138,889   $12,500 Cash &   $ 13,889
            and Julie Nuzzo                    $1,389 Services
09/15/01    J. Bruce Hirschberg     194,445   $17,500 Cash &   $ 19,445
                                               $1,945 Services
09/15/01    Joseph C. Gabriel        55,556   $5,000 Cash &    $  5,556
                                               $556 Services
10/05/01    Frederick A. Johnson    200,000   Cash             $ 20,000
10/05/01    Richard C. Wood          50,000   Cash             $  5,000
10/05/01    Lorraine H. Wood         50,000   Cash             $  5,000
11/01/01    J. Bruce Hirschberg     100,000   Cash             $ 10,000
11/01/01    James Joseph Maclellan  200,000   Cash             $ 20,000
11/01/01    Joseph F. Gabriel       100,000   Cash             $ 10,000
11/14/01    Darwin L. Peterson      100,000   Cash             $ 10,000
11/14/01    C. Bradley Johnson      100,000   Cash             $ 10,000
11/14/01    Donna Sorenson           24,000   Equipment        $  2,400
12/26/01    Joseph F. Gabriel       250,000   Cash             $ 25,000
12/26/01    Michael A. Nuzzo        100,000   Cash             $ 10,000
12/26/01    The Nuzzo Group, Inc.    55,000   Services         $  5,500
01/17/02    Kelvin Kasai            314,487   $3,000 Cash &    $ 31,449
                                              $28,449 Services
01/17/02    Joshua Proctor          100,000   $6,540 Services  $ 10,000
                                               & $3,460 prepaid
                                               Services
01/17/02    W. Dan Proctor          100,000   Services         $ 10,000
01/17/02    Eben Loewenthal         500,000   Services         $ 50,000
01/17/02    Eben Loewenthal         200,000   Cash             $ 20,000
01/17/02    John Lamaetra            10,000   Services         $  1,000
02/07/02    Randy McAtee            150,000   Services         $ 15,000
02/07/02    Margaret E. Peterson    250,000   Cash             $ 25,000


Each of the persons who purchased shares during the fiscal year ended February 28, 2002 (other than C. Wayne Hartle, Donna Sorenson, Kelvin Kasai, Joshua Proctor, W. Dan Proctor, Eben Loewenthal, John Lamaetra and Randy McAtee) received options to purchase an equal number of shares at the same cash price per share during the two years following their stock purchases. Eben Loewenthal received a similar option on only 200,000 shares.

    All of the shares described above in the table and the options described above were sold or granted directly by Unico, and no underwriters were involved in the transactions. Unico relied on section 4(2) of the Securities Act of 1933 in making all sales of securities to the purchasers. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning Unico. Each purchaser also had the opportunity to investigate Unico and ask questions of its president and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by Unico.

    For information concerning sales of shares of Unico's common stock by Unico which were not registered under the Securities Act of 1933 during the fiscal year ended February 28, 2001 and 2000 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 28, 2001 and 2000, respectively.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

    During the next 12 months, our plan of operation consists of the following:

    - increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;

    -     increase milling activities at the Deer Trail Mine in June 2002;

    - begin making sales and shipping concentrates to smelters for smelting and refining in June 2002;

    -     begin mining activities at the Silver Bell Mine in Summer 2002;

    -     increase the number of full-time employees from 8 to approximately
          35; and

    - raise a minimum of $250,000 in additional equity capital, loans and/or other financing transactions.

    Accomplishing our 12 month plan of operations is dependent on Unico raising approximately $250,000 in equity or debt financing during the next 2 to 3 months. Unico's current cash will sustain operations for approximately 60 days.

Management's discussion and analysis of financial condition and results of
--------------------------------------------------------------------------
operations.
----------

    Liquidity and capital resources. Presently our liquid resources are sufficient to support operations for approximately 60 days. We are dependent on raising approximately $250,000 to successfully implement our 12 month business plan described above.

    Our auditors have issued a "going concern" opinion in [note 8] of our audited financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $250,000 in equity or debt capital or through other financing transactions in the next 2 to 3 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

    We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management and/or others. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing, for which we have no commitments.

    Revenue. We have had no revenues from operations during the past two fiscal years. We anticipate generating revenues from operations beginning in the summer 2002.

    Lease termination; option to purchase. Unico's new lease agreement for the Deer Trail Mine expires June 1, 2004. We presently have an option to purchase the Deer Trail Mine for $4,000,000 plus a carried interest or royalty of a three percent (3%) net smelter return. In the event mining operations from the mine are profitable, Unico will either need to obtain an extension of the lease agreement or exercise the option to purchase the Deer Trail Mine before June 1, 2004. No assurance can be given that the owner of the Deer Trail Mine will extend the lease. Unico presently does not have sufficient funds to exercise the option to purchase the Deer Trail Mine, and no assurance can be given that Unico will have sufficient funds to purchase the Deer Trail Mine when the lease expires.

Item 7.  Financial Statements.





                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                        February 28, 2002

                         C O N T E N T S


Independent Auditors' Report............................................... 3

Consolidated Balance Sheet................................................. 4

Consolidated Statements of Operators....................................... 6

Consolidated Statements of Stockholders' Equity (Deficit).................. 7

Consolidated Statements of Cash Flows......................................12

Notes to Consolidated Financial Statements.................................14

                                H
                                J
                 -------------------------------
                     HJ & ASSOCIATES, L.L.C.
                 -------------------------------
           CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



                  INDEPENDENT AUDITORS'  REPORT




Unico, Inc. and Subsidiaries
(A Development Stage Company)
Board of Directors
Magalia, California

We have audited the accompanying consolidated balance sheet of Unico, Inc. and Subsidiaries (a development stage company) as of February 28, 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 2002 and February 28, 2001 and from inception of the development stage on March 1, 1997 though February 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico, Inc. and Subsidiaries as of February 28, 2002 and the results of their operations and their cash flows for the years ended February 28, 2002 and February 28, 2001 and from inception of the development stage on March 1, 1997 through February 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is a development stage company with no operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ HJ & Associates

HJ Associates & Consultants, LLP
Salt Lake City, Utah
May 22, 2002



-----------------------------------------------------------------------------
 50 South Main Street, Suite 1450 * Salt Lake City, Utah 84144 *
       Telephone (801) 328-4408 * Facsimile (801) 328-4461
------------------------------------------------------------------------------

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                    Consolidated Balance Sheet


                              ASSETS

                                                                  February 28
                                                                     2002
                                                                 -------------

CURRENT ASSETS

  Cash and cash equivalents                                      $     33,009
  Certificate of deposit                                                5,006
                                                                 -------------

    Total Current Assets                                               38,015
                                                                 -------------

PROPERTY AND EQUIPMENT

  Property and equipment, net (Note 4)                                765,443
                                                                 -------------

    Total Property and Equipment                                      765,443
                                                                 -------------
OTHER ASSETS

  Refundable deposit                                                      500
  Reclamation bond                                                     38,402
                                                                 -------------

    Total Other Assets                                                 38,902
                                                                 -------------

      TOTAL ASSETS                                               $    842,360
                                                                 =============


       The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Balance Sheet (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  February 28,
                                                                     2002
                                                                 -------------

CURRENT LIABILITIES

  Bank overdraft                                                 $      4,055
  Accounts payable                                                     37,437
  Accrued expenses                                                        800
  Notes payable - related party (Note 7)                              544,589
  Notes payable (Notes 6 and 9)                                       301,500
  Accrued interest payable                                            746,930
  Commitments and contingencies (Note 9)                              572,797
                                                                 -------------

    Total Current Liabilities                                       2,208,108
                                                                 -------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at $0.10 par
    value; 71,707,974 shares issued and outstanding                 7,170,799
  Additional paid-in capital                                          644,381
  Services prepaid with common stock                                   (3,460)
  Stock subscription receivable                                      (379,260)
  Deficit accumulated prior to development stage                   (3,788,522)
  Deficit accumulated during the development stage                 (5,009,686)
                                                                 -------------

    Total Stockholders' Equity (Deficit)                           (1,365,748)
                                                                 -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $    842,360
                                                                 =============



       The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations



                                                                 From
                                                                 Inception
                                                                 of the
                                                                 Development
                                                                 Stage on
                                                                 March 1,
                                        For the Years Ended      1997 Through
                                             February 28,        February 28,
                                          2002          2001     2002
                                      ------------ ------------- -------------

REVENUES                              $         -  $          -  $          -

EXPENSES

  General and administrative              583,034       487,238     3,006,728
  Depreciation                             67,510        34,388       224,079
                                      ------------ ------------- -------------

    Total Expenses                        650,544       521,626     3,230,807
                                      ------------ ------------- -------------

      Loss from Operations               (650,544)     (521,626)   (3,230,807)
                                      ------------ ------------- -------------

OTHER INCOME (EXPENSES)

  Interest income                           3,678         2,444        12,420
  Interest expense                       (127,573)     (139,404)     (762,744)
  Decline in value assets                       -             -      (651,810)
  Settlement of debt                            -      (110,000)      (91,000)
  Loss on valuation of asset                    -      (309,150)     (309,817)
  Gain on gold contract                         -             -        24,072
                                      ------------ ------------- -------------

     Total Other Income (Expenses)       (123,895)     (556,110)   (1,778,879)
                                      ------------ ------------- -------------

NET LOSS                              $  (774,439) $ (1,077,736) $ (5,009,686)
                                      ============ ============= =============

NET LOSS PER SHARE                    $     (0.01) $      (0.02)
                                      ============ =============

WEIGHTED NUMBER OF SHARES OUTSTANDING  68,083,444    57,948,929
                                      ============ =============

       The accompanying notes are an integral part of these consolidated financial statements.




                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
             Consolidated Statements of Stockholders' Equity (Deficit)


                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance, February 28, 1997          36,887,712  $3,688,771 $    170,052  $         -  $      -  $(5,254,277)

Common stock issued for services
 rendered                            1,760,000     176,000            -            -         -            -

Common stock issued for cash         1,740,000     174,000            -            -         -            -

Common stock issued in payment
 of debt                               400,000      40,000            -            -         -            -

Common stock issued for
 acquisition of fixed assets            60,000       6,000            -            -         -            -

Stock subscription receivable        1,000,000     100,000            -     (100,000)        -            -

Net loss for the year ended
 February 28, 1998                           -           -            -            -         -     (670,808)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, February 28, 1998          41,847,712   4,184,771      170,052     (100,000)        -   (5,925,085)

Common stock issued for payment
 of debt at $0.10 per share          5,000,000     500,000            -            -         -            -

Common stock issued for
 investment in mining properties
 at $0.10 per share                    500,000      50,000            -            -         -            -

Common stock issued for services
 rendered at $0.10 per share           250,000      25,000            -            -         -            -

Net loss for the year ended
 February 28, 1999                           -           -            -            -         -     (527,681)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, February 28, 1999          47,597,712   4,759,771      170,052     (100,000)        -   (6,452,766)

Common stock issued for services
 rendered at $0.10 per share             39,000      3,900            -            -         -            -

Common stock issued for cash and
 services at $0.10 per share            580,000     58,000            -            -         -            -

Common stock issued for cash at
 $0.10 per share                        500,000     50,000            -            -         -            -

Common stock issued for cash at
 $0.10 per share                      1,550,000    155,000            -            -         -            -

Warrants granted below market
 price                                        -          -      155,000            -         -            -

Net loss for the year ended
 February 29, 2000                            -          -            -            -         -     (493,267)
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance, February 29, 2000           50,266,712 $5,026,671 $    325,052  $  (100,000) $      -  $(6,946,033)
                                    ----------- ---------- ------------- ------------ --------- ------------

               The accompanying notes are an integral part of these
                        consolidated financial statements.


                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance, February 29, 2000           50,266,712 $5,026,671 $    325,052  $  (100,000) $      -  $(6,946,033)

April 25, 2000, common stock
 issued for cash and subscription
 receivable at $0.10 per share        4,000,000    400,000            -     (321,250)        -            -

May 3, 2000, common stock issued
 for cash at $0.10 per share            500,000     50,000            -            -         -            -

May 30, 2000, Common stock issued
 for services at $0.10 per share        500,000     50,000            -            -         -            -

June 2, 2000, partial receipt of
 stock subscription                           -          -            -       11,990         -            -

August 3, 2000, common stock issued
 for services at $0.10 per share        460,000     46,000            -            -         -            -

August 24, 2000, partial receipt
 of stock subscription                        -          -            -       25,000         -            -

September 5, 2000, common stock
 issued for cash at $0.12 per share     208,334     20,833        4,166            -         -            -

September 5, 2000, common stock
 issued for deposit on subsidiary
 acquisition at $0.12 per share         457,500     45,750        9,150            -         -            -

September 25, 2000, partial receipt
 of stock subscription                        -          -            -        5,000         -            -

October 30, 2000, common stock
 issued for cash and services at
 $0.10 per share                        500,000     50,000            -            -         -            -

October 30, 2000, common stock
 issued for related party debt
 and services at $0.14 per share      5,000,000    500,000      200,000            -         -            -

December 6, 2000, common stock
 issued for cash at $0.10 per share     350,000     35,000            -            -         -            -

December 6, 2000, common stock
 issued for subsidiary acquisition
 at $0.10 per share                   2,542,500    254,250            -            -         -            -

February 9, 2001, common stock
 issued for cash at $0.10 per share     100,000     10,000            -            -         -            -

February 9, 2001, common stock
 issued for cash at $0.16 per share     125,000     12,500        7,500            -         -            -

February 9, 2001, common stock
 issued for cash at $0.16 per share     312,500     31,250       18,750            -         -            -

Net loss for the year ended
 February 28, 2001                            -          -            -            -         -   (1,077,736)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, February 28, 2001           65,322,546 $6,532,254 $    564,618  $  (379,260) $      -  $(8,023,769)
                                    ----------- ---------- ------------- ------------ --------- ------------



               The accompanying notes are an integral part of these
                        consolidated financial statements.

                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, February 28, 2001           65,322,546 $6,532,254 $    564,618  $  (379,260) $      -  $(8,023,769)

April 12, 2001, common stock
 and options issued for cash at
 $0.13 per share                        153,847     15,385        4,615            -                      -

April 21, 2001 common stock and
 options issued for cash at
 $0.12 per share                        416,667     41,667        8,333            -         -            -

May 24, 2001, common stock and
 options issued for cash at
 $0.11 per share                        181,819     18,182        1,819            -         -            -

June 25, 2001, common stock and
 options issued for cash at
 $0.11 per share                        909,090     90,909        9,091            -         -            -

August 3, 2001, common stock and
 options issued for cash at $0.11
 per share                              272,728     27,273        2,727            -         -            -

August 3, 2001, common stock and
 options issued for cash at $0.10
 per share                              200,000     20,000            -            -         -            -

August 17, 2001, common stock
 issued for related party debt
 at $0.15 per share                     908,900     90,890       53,178            -         -            -

September 15, 2001, common stock
 and options issued for cash and
 services at $0.10 per share            388,890     38,890            -            -         -            -

October 5, 2001, common stock and
 options issued for cash at $0.10
 per share                              100,000     10,000            -            -         -            -

October 5, 2001, common stock and
 options issued for cash at $0.10
 per share                              200,000     20,000            -            -         -            -

November 1, 2001, common stock
 and options issued for cash at
 $0.10 per share                        100,000     10,000            -            -         -            -

November 1, 2001,common stock
 and options issued for cash at
 $0.10 per share                        200,000     20,000            -            -         -            -

November 1, 2001, common stock
 and options issued for cash
 at $0.10 per share                     100,000     10,000            -            -         -            -
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance forward                      69,454,487 $6,945,450 $    644,381  $  (379,260) $      -  $(8,023,769)
                                    ----------- ---------- ------------- ------------ --------- ------------


               The accompanying notes are an integral part of these
                        consolidated financial statements.


                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance                             69,454,487  $6,945,450 $    644,381  $  (379,260) $      -  $(8,023,769)

November 14, 2001, common stock
 and options issued for cash at
 $0.10 per share                       100,000      10,000            -            -         -            -

November 14, 2001, common stock
 and options issued for cash at
 $0.10 per share                       100,000      10,000            -            -         -            -

November 14, 2001, common stock
 issued for equipment at $0.10
 per share                              24,000       2,400            -            -         -            -

December 26, 2001, common stock
 issued for cash at $0.10 per share    250,000      25,000            -            -         -            -

December 26, 2001, common stock
 issued for cash at $0.10 per share    100,000      10,000            -            -         -            -

December 26, 2001, common stock
 issued for services at $0.10 per
 share                                  55,000       5,500            -            -         -            -

January 17, 2002, common stock
 issued for cash and services at
 $0.10 per share                       314,487      31,449            -            -         -            -

January 17, 2002, common stock
 issued for services and prepaid
 services at $0.10 per share           100,000      10,000            -            -    (3,460)           -

January 17, 2002, common stock
 issued for services at $0.10
 per share                             100,000      10,000            -            -         -            -

January 17, 2002, common stock
 issued for services at $0.10
 per share                             500,000      50,000            -            -         -            -

January 17, 2002, common stock
 issued for services at $0.10
 per share                              10,000       1,000            -            -         -            -
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance forward                     71,107,974  $7,110,799 $    644,381  $  (379,260) $ (3,460) $(8,023,769)
                                    ----------- ---------- ------------- ------------ --------- ------------


               The accompanying notes are an integral part of these
                        consolidated financial statements.




                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance forward                      71,107,974 $7,110,799 $    644,381  $  (379,260) $ (3,460) $(8,023,769)

January 17, 2002, common stock
 issued for cash at $0.10 per share     200,000     20,000            -            -         -            -

February 7, 2002, common stock
 issued for services at $0.10 per
 share                                  150,000     15,000            -            -         -            -

February 7, 2002, common stock
 issued for cash at $0.10 per share     250,000     25,000            -            -         -            -

Net loss for the year ended
 February 28, 2002                            -          -            -            -         -     (774,439)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, February 28, 2002           71,707,974 $7,170,799 $    644,381  $  (379,260) $ (3,460) $(8,798,208)
                                    =========== ========== ============= ============ ========= ============

Accumulated deficit prior to the development stage                                              $(3,788,522)
Accumulated deficit during the development stage                                                 (5,009,686)
                                                                                                ------------
                                                                                                $(8,798,208)
                                                                                                ============


               The accompanying notes are an integral part of these
                        consolidated financial statements.


                       UNICO, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows



                                                                                   From
                                                                                   Inception
                                                                                   of the
                                                                                   Development
                                                                                   Stage on
                                                                                   March 1,
                                                          For the Years Ended      1997 Through
                                                               February 28,        February 28,
                                                            2002          2001     2002
                                                        ------------ ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $  (774,439) $ (1,077,736) $ (5,009,686)
Adjustments to reconcile net loss to net cash
 (used) by operating activities:
   Stock issued for services                                120,379       121,000     1,217,599
   Warrants issued below market value                             -             -       155,000
   Depreciation expense                                      67,510        34,388       224,079
   Loss on disposition of asset                                   -       (21,722)      (21,055)
   Settlement of debt                                             -             -        19,000
   Gain on gold contract                                          -             -       (24,072)
   Decline in value of assets                                     -       309,150       960,960
Changes in operating assets and liabilities:
   Decrease in accounts receivable and related receivables      433             -           585
   (Increase) decrease in prepaid expenses                        -         9,719             -
   (Increase) in other assets                               (24,408)      (19,000)       (5,906)
   Increase in accounts payable and other liabilities        46,391       221,818       938,426
                                                        ------------ ------------- -------------

     Net Cash (Used) by Operating Activities               (564,134)     (422,383)   (1,545,070)
                                                        ------------ ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of land                                                -       (50,000)      (50,000)
  Decrease in investment                                          -             -        95,068
  Purchase of fixed assets                                  (85,860)     (370,131)     (482,591)
                                                        ------------ ------------- -------------

     Net Cash (Used) by Investing Activities                (85,860)     (420,131)     (437,523)
                                                        ------------ ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in back overdraft                                  4,055             -         4,055
  Proceeds from notes payable - related party               147,436       522,500       949,785
  Proceeds from notes payable                                 5,000             -         5,000
  Payments on notes payable                                (150,000)            -      (150,000)
  Issuance of stock for cash                                448,000       293,750     1,160,750
  Receipt of stock subscription receivable                        -        41,990        41,990
                                                        ------------ ------------- -------------

     Net Cash Provided by Financing Activities          $   454,491  $    858,240  $  2,011,580
                                                        ------------ ------------- -------------



           The accompanying notes are an integral part of these consolidated financial statements.


                       UNICO, INC. AND SUBSIDIARIES
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows



                                                                                   From
                                                                                   Inception
                                                                                   of the
                                                                                   Development
                                                                                   Stage on
                                                                                   March 1,
                                                          For the Years Ended      1997 Through
                                                               February 28,        February 28,
                                                            2002          2001     2002
                                                        ------------ ------------- -------------
NET INCREASE (DECREASE) IN CASH                         $  (195,503) $     15,726  $     28,987

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD              228,512       212,786         4,022
                                                        ------------ ------------- -------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                $    33,009  $    228,512  $     33,009
                                                        ============ ============= =============
CASH PAID DURING THE PERIOD FOR:

  Interest                                              $     3,680  $     15,000  $     20,812
  Income taxes                                          $         -  $          -  $          -

NON-CASH FINANCING ACTIVITIES:

  Issuance of stock for services                        $   120,379  $    121,000  $  1,217,599
  Issuance of stock for prepaid services                $     3,460  $          -  $      3,460
  Issuance of stock for related party debt              $   144,069  $    700,000  $  1,384,069
  Issuance of stock for subsidiary acquisition          $         -  $    309,150  $    309,150
  Issuance of stock for fixed assets                    $     2,400  $          -  $     58,400



           The accompanying notes are an integral part of these consolidated financial statements.


                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


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

Between September and December 2000, the Company acquired all of the outstanding shares of Silver Bell Mining, Inc. The Company acquired 29 mining claims through this acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, or 29, year end.

b.  Basic Loss Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                     For the Years Ended
                                                        February 28,
                                                       2002        2001
                                                  ------------- --------------

    Net loss (numerator)                          $   (774,439) $  (1,077,736)
    Weighted average shares outstanding
    (denominator)                                   68,083,444     57,948,929
                                                  ------------- --------------
    Basic loss per share                          $      (0.01) $       (0.02)
                                                  ============= ==============

Dilutive loss per share is not presented due to potentially dilutive items being antidilutive in nature.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Provision for Taxes

At February 28, 2002, the Company has a net operating loss carryforward available to offset future taxable income of approximately $1,660,000, which will expire in 2022. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                     For the Years Ended
                                                          February 28,
                                                      2002          2001
                                                  ------------- ------------
    Income tax benefit at statutory rate          $    244,121  $   229,614
    Change in valuation allowance                     (244,121)    (229,614)
                                                  ------------- ------------

                                                  $          -  $         -
                                                  ============= ============

    Deferred tax assets (liabilities) are comprised of the following:

                                                     For the Years Ended
                                                         February 28,
                                                       2002        2001
                                                 ------------- -------------

    Income tax benefit at statutory rate         $    630,800  $    386,679
    Change in valuation allowance                    (630,800)     (386,679)
                                                 ------------- -------------

                                                 $          -  $          -
                                                 ============= =============

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

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

h.  Recent Accounting Pronouncements

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.

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

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Recent Accounting Pronouncements (Continued)

The Company had adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123.

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

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be March 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending February 28, 2003 for the Company.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Recent Accounting Pronouncements (Continued)

If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.

Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

SFAS No. 144 " On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Recent Accounting Pronouncements (Continued)

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under 'discontinued operations' in the financial statements amounts for operating losses that have not yet occurred.

NOTE 3 - MINING CLAIMS AND LEASES

On March 30, 1992, the Company entered into a 10 year Mining Lease and Option to Purchase Agreement, which became effective June 1, 1992, covering twenty-eight (28) patented claims, five (5) patented mill sites and one hundred seventy one (171) unpatented claims located approximately 5 miles south of Marysvale, Utah (the Deer Trail Mine). A new Mining Lease and Option to Purchase was entered into between the same parties on December 1, 2001 which replaced the earlier lease. The new Lease expires June 1, 2004. Under the new Lease the Company is required to pay as rental for the leased claims, a five percent (5%) royalty upon all ore taken and sold from the premises, with a minimum royalty of $10,000 per month, regardless of the amount of actual production from the Lease during any given month. The Company is also required to pay all utility costs and taxes on the claims estimated to be approximately $25,000 per year. The Mining Lease and Option to Purchase grants to the Company an option to purchase all the claims and mill sites, including all dumps, equipment and personal property contained therein at a price of $4,000,000 plus the lessor would retain a carried interest of three percent (3%) of net smelter returns from the claims in perpetuity. The option may be exercised at any time prior to the termination date of the Lease.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


NOTE 3 - MINING CLAIMS AND LEASES (Continued)

On July 20, 2001, the Company entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc. covering certain mining claims located in the Henry Mountain mining district in Garfield County, State of Utah containing approximately 400 acres (the Bromide Basin Mine) and certain equipment and other personal property. The Lease Agreement continues for a term of 3 years, and requires that the Company pay a five percent (5%) net smelter return upon all ore taken from the leased premises during the term of the Lease Agreement. The Lease Agreement also contains certain minimum production requirements that require during the time period of June 10 through November 20 of each year during the lease term, that the Company must produce not less than the lesser of the following: (a) the mining and removal of a minimum of 1,000 tons of ore per month from the leased premises; or (b) the refining of a minimum of 1,000 ounces of gold per month mined from the leased premises. In the event that the Company fails to meet the minimum production requirements, the Lessor may terminate the Lease and require the Company to purchase all or any portion of the equipment and personal property described in the Lease Agreement. The total agreed upon value of all of the personal property described in exhibits to the Lease Agreement is approximately $164,755. The Company is also required to pay all taxes and assessments levied against the leased premises on account of production of ore under the Lease Agreement. The lease grants to the Company an option to purchase the claims and all personal property covered under the Lease for the exercise price of $1,000,000 less any amounts paid by the Company for the separate purchase of any of the equipment or other personal property described in the Lease Agreement.

NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

    Description                   Useful Lives
    -----------                   ------------
    Automobiles                   4 years
    Mining equipment              5 and 12 years

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

Property and Equipment consist of the following:
                                                          February 28,
                                                             2002
                                                         ----------------
    Automobiles                                          $        28,694
    Mining equipment                                             785,927
    Land                                                         200,000
                                                         ----------------
       Total Property & Equipment                            1,014,621

    Less: accumulated depreciation                              (249,178)
                                                         ----------------

    Net Property & Equipment                             $       765,443
                                                         ================

Depreciation expense for the years ended February 28, 2002 and 2001 amounted to $67,510 and $34,388, respectively.

NOTE 5 - ACQUISITION

During September and December 2000, the Company acquired 100% of the outstanding shares of Silver Bell Mining, Inc. in a stock for stock transaction. The Company issued 457,500 shares of stock valued at $54,900, or $0.12 per share to acquire a portion of the outstanding Silver Bell Mining, Inc. shares in September 2000. During December 2000, the Company acquired the remaining outstanding shares of Silver Bell by issuing 2,542,500 shares of the Company's common stock valued at $254,250, or $0.10 per share. This acquisition was completed December 6, 2000. Silver Bell had 29 mining claims at the date of acquisition. The investment was written down to its estimated net realizable value of $-0- at February 28, 2000. The acquisition was accounted for as a purchase proforma per APB No. 16. No value was attributed to the mining claims. Financial statements have not been provided as Silver Bell had no assets other than the 29 mining claims or operations prior to the purchase.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


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

However, in response to litigation initiated by the Company, a proposed settlement terminating the Joint Venture was signed on June 30, 1994. Provisions included the return of all mine interests, all improvements thereto, the benefit of all payments, engineering, etc. and a fluorite contract to the Company. The Company is obligated to pay $250,000 plus $36,000 along with interest at an annual rate of nine percent (9%) in thirty-six (36) equal payments beginning in October 1994. The $250,000 could potentially be convertible to the Company's stock. Additionally, the Company will be obligated to pay approximately $580,000 from one-fourth of the net profit from future mine operations. The note is currently in default, making the entire balance due as of the balance sheet date. The balance due at February 28, 2002 was $286,000, plus accrued interest of 190,057.

NOTE 7 - NOTES PAYABLE - RELATED PARTY

Advances from related parties amounted to $544,589 at February 28, 2002, are due on demand, and accrue interest at 10% per annum. Accrued interest due to related parties is $323,943 at February 28,2002. Interest expense amounted to $54,934 and $83,384 for the years ended February 28, 2002 and 2001, respectively. The Company issued 908,900 shares of its common stock on August 17, 2001 to pay for $144,068 in related party advances. The shares of common stock were valued at $0.158 per share.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001

NOTE 8 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception
through February 28, 2002.   It has not established any revenues with which to
cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

o     Increase mining activities at the Deer Trail Mine and the Bromide Basin
      Mine;
o     Increase milling activities at the Deer Trail Mine in June 2002;
o Begin making sales and shipping concentrates to smelters for smelting and refining in June 2002;
o     Begin mining activities at the Silver Bell Mine in Summer 2002;
o     Increase the number of full-time employees from 8 to approximately 35;
      and
o Raise a minimum of $250,000 in additional equity capital, loans and/or other financing transactions.

Accomplishing the Company's 12 month plan of operations is dependent on the Company raising approximately $250,000 in equity or debt financing during the next 2 to 3 months. The Company's current cash will sustain operations for approximately 60 days.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

On August 8, 1996, the Allen Ball and Connie Ball Living Trust filed suit against the Company. The suit is for the $286,000 plus accrued interest as summarized in Note 6. The Company has engaged counsel to defend itself in the action.

In an action filed by the Mine Safety and Health Administration (MSHA) the Company was assessed certain penalties as a result of citations issued by MSHA. During January 2000, the Company settled with MSHA and is required to pay penalties totaling $22,000. The penalties are to be paid in eight installments of $2,750 beginning May 1, 2000 and continuing every six months until paid. The Company still owes $11,000 at February 28, 2002 which has been accrued for in the accompanying consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Gold Delivery Contracts
-----------------------

The Company entered into four contracts for the advance payment of gold in 1995. The contracts, which total $166,000, allowed the Company to collect $141,000, net of commissions. The contracts called for the Company to deliver gold, in increments of not less than one troy ounce, beginning six months from the various purchase dates. Three of these contracts are all currently due and outstanding, one is currently being settled as described below. The amount accrued as a liability associated with these contracts at February 28, 2002 was $167,927 and was calculated by the ounces due under these contracts at the February 28, 1997 spot rate as published in the Wall Street Journal.

On February 9, 2000, a case was filed in Superior Court, Maricopa County, Arizona against the Company. The Plaintiffs sought $150,000 plus interest as a result of an alleged breach of contract by the Company. The litigation was subsequently settled for $141,500, which has been accrued and is payable as follows:

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

The agreement also required the Company to sign a confession of judgment in the amount of $150,000 plus 6% interest per year dating back to May 22, 1995. The judgment will accrue interest at the statutory rate of 10% per year until paid in full. Plaintiffs agree that they shall not record the judgment or attempt to execute on it so long as the Company makes payment pursuant to the schedule set forth above.

As further security, the amount owed has been secured by a stock pledge in the amount of 1,000,000 shares of the Company stock held in escrow account.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Former Employee Lawsuit
-----------------------

A former employee filed suit against the Company during 1998 in the United States District Court for the District of Utah. The former employee was injured during his unauthorized use of the Company's equipment. This matter was settled for $110,000 payable as follows:

      1. $35,000 paid in May 2001
      2. $25,000 due each April 15 starting in 2002 through 2004

If the Company defaults, the plaintiff may take a judgment against the Company in the amount of $250,000, less any payments already made. As of February 28, 2002,the Company was current in making scheduled payments. The Company still owes $75,000 related to this obligation.

Operating/Management Agreement
------------------------------

The Company had contracted with SLC Environmental, LLC (SLC) to manage and operate all of its mines, mining property and mining claims. In return for SLC's services, the Company was to pay all costs incurred by SLC in operating and managing the mines. Additionally, the Company was to pay SLC 15% of the net profit, after taxes, from the operation and management of all projects managed or operated by SLC for the Company. The Company terminated the services of SLC during August 1996. SLC has claimed the Company owes it $318,870 as a result of this agreement. The Company does not agree and plans to respond vigorously to any legal proceedings, but has accrued this amount as a contingent liability at February 28, 2002.

Commitments
------------

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

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                    February 28, 2002 and 2001


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Commitments (Continued)
-----------------------

During December 1999, the Company entered into an agreement with Pellett Investments (Pellett) whereby Pellett agreed to buy a $1,000,000 convertible note bearing interest at 5% per annum, convertible into ten million (10,000,000) shares of the Company's common stock at $0.10 per share.

The ten million shares are to be delivered as follows:

1. The Company shall deliver 2,000,000 shares of common stock to Pellett as soon as practical;
2.    Pellett will then forward $200,000 to the Company as soon as practical;
3. Four subsequent conversions will be done in a duplicate manner as described in 1. and 2. above to equal a total conversion of $1,000,000; and
4. An additional 600,000 shares of common stock will be registered in the name of Penny Pellett and Forest Minerals, Inc. upon payment of each successful round of conversion as follows:
      .   360,000 shares of common stock to Forest Minerals, Inc. and
      .   240,000 shares of common stock to Penny Pellett.


NOTE 10 - DEVELOPMENT STAGE COMPANY

The Company reverted to the status of a startup company during the year ended February 28, 1998 due to a lack of revenue generation and will be a development stage company as it commences its planned principal operations of exploring and developing unpatented lode mining claims.

NOTE 11 - SUBSEQUENT EVENTS

Stock Issuances
---------------

On March 20, 2002, the Company issued 80,000 shares of common stock for $8,000 at $0.10 per share.

On March 20, 2002, the Company issued 25,000 shares of common stock for services valued at $2,500 at $0.10 per share.

Notes Payable - Related Party
-----------------------------

Subsequent to February 28, 2002, related parties made additional advances to the Company in the amount of $48,675.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     During our two most recent fiscal years ended February 28, 2002, or any later interim period, Unico has not had a principal independent accountant or an independent accountant on whom the principal independent accountant expressed reliance in its report, resign, decline to stand for re-election, or be dismissed.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
---------------------------------------------------

     The names and ages of all directors and executive officers of Unico and all persons nominated or chosen to become directors and officers appear in the table below:

Name                    Age   Position with Unico
--------------------   -----  --------------------
Ray C. Brown            79    Chief executive officer and chairman
                              of board of directors

Kenneth R. Brown        44    President, chief operating officer
                              and director

Kiyoshi Kasai           84    Vice president and director

David F. Poisson        51    Assistant secretary and director

Walter W. Harpst        85    Treasurer and director

C. Wayne Hartle         64    Secretary and director

     Ray C. Brown has been the chief executive officer and director of Unico since 1983. He also served as the president of Unico from 1983 until February 2002. He is presently semi-retired. Mr. Brown served as the chairman of the board of directors of Energy and Corrosion Research Corporation from 1979 to 1982. He also served as president and as a director of Ecotech Corporation from 1971 to 1983. Mr. Brown served as president and as a director of Wasatch Mineral and Construction Company from 1963 to 1971. He served as president and as a director of Courtesy Finance Corporation from 1958 to 1963. Prior to 1958, Mr. Brown served in various capacities with other financial institutions. Mr. Brown attended the University of Utah majoring in banking and finance. Ray C. Brown is the father of Kenneth R. Brown.
Kenneth R. Brown has served as Unico's chief operating officer and as a director of Unico since November, 1999. He has served as president of Unico since February 2002. He served as a vice president of Unico from November 1999 until February 2002. Kenneth R. Brown is currently working as a broadcast engineer for USA Broadcasting/Univision, a position he has held since July, 2000. Prior to working for USA Broadcasting, Mr. Brown worked as a maintenance engineer for E! Entertainment Television, where he was responsible for technical management of digital/analog broadcast equipment.
He held that position from December, 1997 to July, 2000. From 1994 until December 1997, Mr. Brown worked as a customer services engineer for Utah Scientific. He was formally trained in electronic technology at Utah Technical College. Kenneth R. Brown is the son of Ray C. Brown.

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

Significant Employees.
----------------------

     Unico has no employees (other than its executive officers) who are expected to make a significant contribution to Unico's business other than W. Dan Proctor who presently serves as Unico's project manager.

     W. Dan Proctor, age 49, has served as project manager for Unico since September 1999. Mr. Proctor has served as a director and as president of -Silver Bell Mining Company, Incorporated since 1993. Silver Bell Mining Company, Incorporated has been a wholly-owned subsidiary of Unico since December 2001. From 1994 until August 1999, Mr. Proctor was Chief Geologist for Clifton Mining Company and American Consolidated Mining Company of Alpine, Utah. He also worked as an independent geological and mining consultant for the same period. From 1985 to 1994 he was a geologist with Centurion Mines of Salt Lake City, Utah. He is a Certified MSHA safety instructor. He has worked in the mining industry for over 20 years.

Family Relationships.
---------------------

     Ray C. Brown is the father of Kenneth R. Brown. There are no other family relationships between any directors or executive officers of Unico, either by blood or by marriage.

Involvement in Certain Legal Proceedings.
-----------------------------------------

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended February 28, 2002.

Item 10. Executive Compensation.

Cash Compensation
-----------------

     The following table describes compensation paid to Ray C. Brown as Unico's chief executive officer as well as annual compensation of $100,000 or more paid to any executive officer or director of Unico for services rendered to Unico for the years ended February 29, 2000, February 28, 2001 and February 28, 2002:

                              Year ended
                              February
Name and principal position   28 or 29     Salary      Bonus
---------------------------   --------     ------      ------
Ray C. Brown
  President and director         2002       $-0-       $-0-
                                 2001       $-0-       $-0-
                                 2000       $-0-       $-0-

     Ray C. Brown was not paid any cash compensation during the years ended February 29, 2000, February 28, 2001 and February 28, 2002. Mr. Brown has received the use of an automobile owned by Unico during the last three fiscal years.

     No officer or director of Unico has received total compensation of $100,000 or more during any of the last three fiscal years of Unico. None of our officers or directors has received any stock awards, options or warrants to purchase any shares of Unico common stock during any of the past three fiscal years.

     Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Unico's management during the fiscal years ended February 28, 2002 and February 28, 2001. Further, no member of Unico's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

     There are no plans whereby Unico would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
-------------------------

     Unico has no arrangement for compensating its directors.

Employment Contracts and Termination of Employment and Change-in-Control
------------------------------------------------------------------------
Arrangements.
-------------

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



Item 11. Security Ownership of Certain Beneficial Owners and Management.


     The following table describes, as of May 21, 2002, certain information with respect to the beneficial ownership of our common stock by:

    o each person known by us to beneficially own more than 5% of our common stock,

    o     each of our executive officers or directors, and

    o     all of our executive officers and directors as a group.


                           Amount and nature       Percentage of
                        of beneficial ownership    common stock
                        ------------------------   -------------
Ray C. Brown                   9,000,000              12.49%
Gilbert A. Windheim            5,136,000               7.03%
C. Wayne Hartle                2,280,900               3.17%
Kiyoshi Kasai                    693,000               0.96%
Kenneth R. Brown                     -0-               0.00%
David F. Poisson                 280,000               0.39%
Walter W. Harpst                 500,000               0.69%

     Each of the executive officers and directors has sole voting and investment power over the shares listed in the table as being beneficially owned by him except:

    o The amount listed as being beneficially owned by Ray C. Brown includes 5,000,000 shares which he owns jointly with his wife, Carryl W. Brown, and excludes an additional 45,000 shares as to which Mr. Brown disclaims ownership.

    o Of the shares listed as being beneficially owned by Gilbert A. Windheim, 1,900,000 shares are held of record by Mr. Windheim, 2,236,000 shares are reportedly held by Mr. Windheim through stock brokerage accounts in his name, and the remaining 1,000,000 shares are subject to an option granted by Unico on August 28, 1997. The option is exercisable by Mr. Windheim in whole or in part at any time prior to August 28, 2002 at the exercise price of $0.10 per share.

    o 40,000 of the shares listed as being beneficially owned by Kiyoshi Kasai are owned of record by his wife, Fumiko Kasai

    o 150,000 of the shares listed as being beneficially owned by Kiyoshi Kasai are owned of record by the Kasai Family Trust. Kiyoshi Kasai is the trustee of the Kasai Family Trust, and has sole voting and investment power over the shares held by the Trust. The beneficiaries of the Kasai Family Trust are Kiyoshi Kasai, his wife and their children.

    o All 280,000 shares listed as being beneficially owned by David F. Poisson are owned of record by Aurora Resources and Mining Co., a privately held company owned by Mr. Poisson and his wife. Mr. Poisson is president of Aurora Resources and Mining Co., and he has sole voting and investment power over these shares.

There are no warrants or options outstanding which are exercisable by any of our officers and directors.

Changes in Control.
-------------------

     There are no present arrangements or pledges of Unico's securities which may result in a change in control of Unico.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.
----------------------------------------

     Since March 1, 2000, Unico has entered into the following significant related party transactions:

     1. Unico has received advances from three related parties; C. Wayne Hartle, Ray C. Brown and Mr. Brown's mother-in-law, Maxine Worthen. Most of these were entered into prior to March 1, 2000, but are still outstanding. However, the amounts owing to C. Wayne Hartle and Ray C. Brown have been increased and reduced from time to time as additional advances are made or as the balances are paid down. As of February 28, 2002, Unico owed the following principal amounts described below to the following related parties:

    o     $522,076 to Ray C. Brown.

    o     $17,513 to C. Wayne Hartle.

    o     $ 5,000 to Maxine Worthen.

Unico has accrued interest on the advances at 10% per annum. The advances are due upon demand. During the fiscal year ended February 28, 2002, Ray C. Brown increased the principal balance of his loans to Unico by $139,123 and C. Wayne Hartle loaned an additional $17,513. During the fiscal years ended February 28, 2001 and 2002, Unico paid $15,000 and $3,680, respectively, of accrued interest to Ray C. Brown.

    2. On October 10, 2000, Unico issued a total of 5,000,000 shares jointly to Ray C. Brown and his wife, Carryl W. Brown, in exchange for which Mr. Brown reduced the amount Unico owes him by $700,000. The shares were valued at $0.14 per share which was the trading price of the stock on the date of issue.

    3.  On August 3, 2001, Unico issued 908,900 shares of its common stock to
C. Wayne Hartle, in exchange for which Mr. Hartle reduced the amount Unico owes him by $144,068. The shares were valued at approximately $0.159 per share.

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibits
---------

     Exhibit
     Number       Description
     --------     ------------

      3.1         Articles of incorporation
      3.2         Amendment to articles of incorporation, dated
                  November 8, 1967
      3.3         Amendment to articles of incorporation, dated
                  December 6, 1972
      3.4         Amendment to articles of incorporation, dated
                  May 29, 1973
      3.5         Amendment to articles of incorporation, dated
                  December 1, 1979
      3.6         Amendment to articles of incorporation, dated
                  May 12, 1992
      3.7         Amendment to articles of incorporation, dated
                  November, 1999
      3.8         By-laws
      3.9 Board of directors' resolution amending Unico's by-laws, dated April 1, 1992
     10.1         Mining Lease and Option to Purchase dated March
                  20, 1992
     10.2         Deer Trail Mine Development Agreement dated
                  October 5, 1998
     10.3         Sales Agreement (for purchase of real estate)
     10.4         Mining Lease and Option to Purchase (Deer Trail
                  Mine) dated December 1, 2001  - TO BE FILED BY AMENDMENT
     10.5         Mining Lease and Option to Purchase (Bromide
                  Basin Mine) dated July 20, 2001 -TO BE FILED BY AMENDMENT


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

                                 UNICO, INCORPORATED


                                     /s/ Ray C. Brown
Date: May 29, 2002                By ______________________________________
                                     Ray C. Brown, Director & Chief Executive
                                     Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   /s/ Ray C. Brown
Date: May 29, 2002              By _______________________________________
                                   Ray C. Brown, Director, Chief Executive
                                   Officer, Chief Financial Officer and Chief
                                   Accounting Officer


Date: May __, 2002              By _____________________________________
                                   Kiyoshi Kasai, Director


                                   /s/ Kenneth R. Brown
Date: May 29, 2002              By _____________________________________
                                   Kenneth R. Brown, Director


                                   /s/ David F. Poisson
Date: May 29, 2002              By _____________________________________
                                   David F. Poisson, Director



Date: May __, 2002              By _____________________________________
                                   Walter W. Harpst, Director



                                   /s/ C. Wayne Hartle
Date: May 28, 2002              By _____________________________________
                                   C. Wayne Hartle, Director


                          EXHIBIT INDEX


Exhibit               Exhibit
Number            Description                                 Location
--------       -----------------------                        ---------
   3.1         Articles of incorporation                         *
   3.2         Amendment to articles of incorporation,           *
               dated November 8, 1967
   3.3         Amendment to articles of incorporation,           *
               dated December 6, 1972
   3.4         Amendment to articles of incorporation,           *
               dated May 29, 1973
   3.5         Amendment to articles of incorporation,           *
               dated December 1, 1979
   3.6         Amendment to articles of incorporation,           *
               dated May 12, 1992
   3.7         Amendment to articles of incorporation,           *
               dated November, 1999
   3.8         By-laws                                           *
   3.9         Board of directors' resolution amending           *
               Unico's by-laws, dated April 1, 1992
  10.1         Mining Lease and Option to Purchase               *
               dated March 20, 1992
  10.2         Deer Trail Mine Development Agreement             *
               dated October 5, 1998
  10.3         Sales Agreement (for purchase of real       Incorporated by
               estate)                                     Reference from
                                                           Form 8-K filed
                                                           September 1, 2000

  10.4         Mining Lease and Option to Purchase         To be filed by
               (Deer Trail Mine) dated December 1, 2001    Amendment

  10.5         Mining Lease and Option to Purchase         To be filed
               (Bromide Basin Mine) dated July 20, 2001    By amendment

         * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits which are incorporated by reference from Unico's Registration Statement on Form 10-SB filed on April 6, 2000.