Form 10KSB/A
period 2002-02-28
UNICO INC /AZ/
filed 2002-05-31
CIK 1110737

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB/A
                         Amendment No. 1

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

     DOCUMENTS INCORPORATED BY REFERENCE

     Not Applicable.

Transitional Small Business Disclosure Format   Yes [ ] No [ X ]

     Note: this Annual Report has been amended for the purpose of filing the two Mining Lease and Option to Purchase documents attached hereto as Exhibits
10.4 and 10.5.



Item 13. Exhibits and Reports on Form 8-K.

Exhibits
---------

     Exhibit
     Number       Description
     --------     ------------

      3.1         Articles of incorporation
      3.2         Amendment to articles of incorporation, dated
                  November 8, 1967
      3.3         Amendment to articles of incorporation, dated
                  December 6, 1972
      3.4         Amendment to articles of incorporation, dated
                  May 29, 1973
      3.5         Amendment to articles of incorporation, dated
                  December 1, 1979
      3.6         Amendment to articles of incorporation, dated
                  May 12, 1992
      3.7         Amendment to articles of incorporation, dated
                  November, 1999
      3.8         By-laws
      3.9 Board of directors' resolution amending Unico's by-laws, dated April 1, 1992
     10.1         Mining Lease and Option to Purchase dated March
                  20, 1992
     10.2         Deer Trail Mine Development Agreement dated
                  October 5, 1998
     10.3         Sales Agreement (for purchase of real estate)
     10.4         Mining Lease and Option to Purchase (Deer Trail
                  Mine) dated December 1, 2001
     10.5 Mining Lease and Option to Purchase (Bromide Basin Mine) dated July 20, 2001


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

  10.4         Mining Lease and Option to Purchase           Filed
               (Deer Trail Mine) dated December 1, 2001      Herewith

  10.5         Mining Lease and Option to Purchase           Filed
               (Bromide Basin Mine) dated July 20, 2001      Herewith

         * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits which are incorporated by reference from Unico's Registration Statement on Form 10-SB filed on April 6, 2000.