Form 10QSB
period 2002-05-31
UNICO INC /AZ/
filed 2002-07-15
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 5/31/02
                 Commission file number 000-30239

                       UNICO, INCORPORATED
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)



          Arizona                                   86-0205130
-------------------------------           ----------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization


                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California  95954
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

Yes [ ]     No   [X]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of July 10, 2002, the issuer had outstanding 74,112,974 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of May 31, 2002, the related audited consolidated balance sheet of Unico, Incorporated as of February 28, 2002, the unaudited related consolidated statements of operations and cash flows for the three month periods ended May 31, 2002 and May 31, 2001 and from inception of the development stage on March 1, 1997 through May 31, 2002, the unaudited related statement of stockholders' equity for the period from February 28, 2001 through May 31, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     Unico worked for more than two years to reopen the Deer Trail Mine. Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. To date, the mining activities have been fairly limited. Unico presently has eight full time employees. There have been between 2 and 5 miners at various times working full time in the Deer Trail Mine both on mine development work and production work. Their efforts have been concentrated in the 3400 Area of the mine, from which they have been removing approximately 1,500 tons of ore per month. The ore is being stock-piled and some of it has been crushed. Some of the employees have worked on mine maintenance.

     Unico has completed a mill on site at the Deer Trail Mine. In November 2001 Unico began milling activities on certain ore removed from the Bromide Basin Mines. Unico recently started milling ore removed from the Deer Trail Mine also.

     We believe that there are a variety of mining companies and other mineral companies that are potential purchasers for the lead concentrates and zinc concentrates which we intend to sell as the end product from our Deer Trail Mine mining and milling operations.

     Unico recently signed an agreement with H & H Metals of New York pursuant to which Unico will sell the majority, and possibly all, of its concentrates to H & H Metals. Unico may also sell concentrates to other parties.

     The lead and zinc concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport zinc and lead concentrates to smelters or other places designated by purchasers. H & H Metals plans to transport the concentrates it purchases in its own trucks.

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

     -  increase milling activities at the Deer Trail Mine;

     - begin making sales and shipping concentrates to smelters for smelting and refining in July or August 2002;

     -  begin mining activities at the Silver Bell Mine in late Summer 2002;
        and

     -  increase the number of full-time employees from 8 to approximately 35.

     Unico's current cash will sustain operations for the next 12 months, and should be sufficient to enable Unico to implement its plan of operations for the next 12 months.

Results of Operations.

      During the three months ended May 31, 2002, Unico experienced a net loss in the amount of $152,528, or approximately ($0.00) per share, compared to the net loss of $133,867, or approximately ($0.00) per share, for the three months ended May 31, 2001.

     Unico attributes the $18,661 increase in net loss for the three month period ended May 31, 2002 primarily to a $14,581 increase in general and administrative expenses and a $3,119 increase in depreciation and amortization. Unico anticipates that general and administrative expenses will increase as additional employees are hired in order to increase Unico's mining operations.

Liquidity and Capital Resources.

     Unico's stockholders' deficit increased $115,298 in the three months ended May 31, 2002, from a deficit of ($1,365,748) as of February 28, 2002 to a deficit of ($1,481,046) as of May 31, 2002. Cash and cash equivalents increased $17,295 to $50,304 at May 31, 2002 from $33,009 at February 28,
2002. Cash used in operating activities reflects a net loss of $152,528 partially offset by non-cash expenses of $18,115 for depreciation expense, $7,500 for stock issued for services, $1,730 of pre-paid services expensed and $1,790 increase in accounts payable and other liabilities.

     This increase in cash and cash equivalents was partially due to net cash provided by financing activities through $25,000 cash received for the issuance of shares of Unico's common stock, $85,000 received in loans from unrelated parties, and a $43,617 increase in advances from related parties. It was partially offset by a decrease in a bank overdraft of $4,055. Unico utilized $8,874 cash for the purchase of mining equipment.

     Unico is evaluating the possibility of purchasing and installing a hoist in the Deer Trail Mine to increase its mining operations. Unico estimates this could cost approximately $110,000. Unico's other major cash needs include raising additional funds to exercise Unico's option to purchase the Deer Trail Mine for $4,000,000 on or before May 31, 2004. If Unico decides to exercise the option, Unico will need to raise additional funds for that purpose unless Unico's operations can generate sufficient profits before the option expires.

     Our auditors have issued a "going concern" opinion in note 2 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern.

     In June 2002, Unico borrowed $550,000 from one of Unico's shareholders. One of the loans is for $200,000, and it is secured by a first trust deed on 680 acres of land owned by Unico near the Deer Trail Mine. This land includes Unico's mill site. The other loan is for $350,000, and it is secured by a first trust deed on all of the Silver Bell Mining claims owned by Unico's Silver Bell Mining Company, Incorporated subsidiary. Both loans bear interest at 10% per annum, with interest only payments to be made monthly. The principal of each loan is due to be repaid in June 2007. With the cash provided by these two loans, Unico believes that it now has sufficient funds to meet operating expenses for the next 12 months, and possibly until income from mining operations should be sufficient to cover operating expenses.

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

     Revenue. We have had no revenues from operations during the past two fiscal years or since our last fiscal year ended February 28, 2002. We anticipate generating revenues from operations beginning in August 2002.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings involving Unico as a defendant were commenced during the three month period ended May 31, 2002. No material developments occurred in any legal proceedings involving Unico as a defendant during the same period.

Item 2. Changes in Securities.

     During the three month period ended May 31, 2002, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:



                                  No. Of
Date         Recipient            Shares        Consideration     Valuation
--------     ------------------   ------------  ----------------  ------------
03/07/02     Leo Lowenthal          100,000      Cash             $ 10,000
03/20/02     C.M. Anderson &         50,000      Cash             $  5,000
             Colina J. Anderson
03/20/02     C.M. Anderson &         25,000      Services         $  2,500
             Colina J. Anderson
03/20/02     Kiyoshi Kasai           30,000      Promissory Note  $  3,000
04/10/02     C.M. Anderson &         75,000      Cash             $  5,000
             Colina J. Anderson                  Services         $  2,500
04/10/02     International           75,000      Cash             $  5,000
             Ventures, Inc.                      Services         $  2,500



     Leo Lowenthal also received options to purchase an equal number of shares at the same $0.10 per share exercise price during the two years following his stock purchase.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

 (a)

Exhibits
--------

     Exhibit
     Number          Description
     --------        -----------

     10.6            Promissory Note for $200,000
     10.7            Trust Deed Covering 680 Acres
     10.8            Promissory Note for $350,000
     10.9            Trust Deed Covering Silver Bell Mining Claims

 (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended May 31, 2002.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNICO, INCORPORATED
                                  (Registrant)


Date: July 12, 2002               By: /s/ Ray C. Brown
                                     ------------------------------
                                     Ray C. Brown, Chief Executive Officer
                                     and Principal Financial and Accounting
                                     Officer

                          EXHIBIT INDEX

Exhibit                                                     Exhibit
Number                      Description                     Location

10.6                    Promissory Note for $200,000          __
10.7                    Trust Deed Covering 680 Acres         __
10.8                    Promissory Note for $350,000          __
10.9                    Trust Deed Covering Silver Bell       __
                        Mining Claims

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                May 31, 2002 and February 28, 2002

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                     May 31,     February 28,
                                                      2002          2002
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                       $     50,304  $     33,009
  Certificate of deposit                                 5,006         5,006
                                                  ------------- -------------

    Total Current Assets                                55,310        38,015
                                                  ------------- -------------

PROPERTY AND EQUIPMENT

  Property and equipment, net                          756,202       765,443
                                                  ------------- -------------

    Total Property and Equipment                       756,202       765,443
                                                  ------------- -------------

OTHER ASSETS

  Refundable deposit                                       500           500
  Reclamation bond                                      38,402        38,402
                                                  ------------- -------------

    Total Other Assets                                  38,902        38,902
                                                  ------------- -------------

      TOTAL ASSETS                                $    850,414  $    842,360
                                                  ============= =============








       The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      May 31,    February 28,
                                                       2002         2002
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT LIABILITIES

  Bank overdraft                                  $          -  $      4,055
  Accounts payable                                      50,033        37,437
  Accrued expenses                                         800           800
  Notes payable related parties                        585,206       544,589
  Notes payable                                        386,500       301,500
  Accrued interest payable                             771,874       746,930
  Commitments and contingencies                        537,047       572,797
                                                  ------------- -------------

    Total Current Liabilities                        2,331,460     2,208,108
                                                  ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at
   $0.10 par value; 72,062,974 and 71,707,974
   shares issued and outstanding, respectively       7,206,299     7,170,799
  Additional paid-in capital                           644,381       644,381
  Services prepaid with common stock                    (1,730)       (3,460)
  Stock subscription receivable                       (379,260)     (379,260)
  Deficit accumulated prior to development stage    (3,788,522)   (3,788,522)
  Deficit accumulated during the development stage  (5,162,214)   (5,009,686)
                                                  ------------- -------------

    Total Stockholders' Equity (Deficit)            (1,481,046)   (1,365,748)
                                                  ------------- -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                            $    850,414  $    842,360
                                                  ============= =============


      The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                     From
                                                              Inception of the
                                                                 Development
                                                                   Stage on
                                                                    March 1,
                                      For the Three Months Ended  1997 Through
                                                May 31,             May 31,
                                           2002         2001         2002
                                      ------------- ------------ -------------
REVENUES                              $          -  $         -  $          -

EXPENSES

 General and administrative                100,911       86,330     3,107,639
 Depreciation and amortization              18,115       14,996       242,194
                                      ------------- ------------ -------------

   Total Expenses                          119,026      101,326     3,349,833
                                      ------------- ------------ -------------

Loss from Operations                      (119,026)    (101,326)   (3,349,833)
                                      ------------- ------------ -------------

OTHER INCOME (EXPENSES)

 Investment income                             442          829        12,862
 Interest expense                          (33,944)     (33,370)     (796,688)
 Decline in value of assets                      -            -      (651,810)
 Settlement of debt                              -            -       (91,000)
 Loss on valuation of assets                     -            -      (309,817)
 Gain on gold contract                           -            -        24,072
                                      ------------- ------------ -------------

   Total Other Income (Expenses)           (33,502)     (32,541)   (1,812,381)
                                      ------------- ------------ -------------

NET LOSS                              $   (152,528) $  (133,867) $ (5,162,214)
                                      ============= ============ =============

NET LOSS PER SHARE                    $      (0.00) $     (0.00)
                                      ============= ============
WEIGHTED AVERAGE NUMBER OF
 SHARED OUTSTANDING                     71,965,691   65,599,480
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


                                         5

                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance forward                     69,454,487  $6,945,450 $    644,381  $  (379,260) $      -  $(8,023,769)

November 14, 2001, common stock
 and options issued for cash at
 $0.10 per share                       100,000      10,000            -            -         -            -

November 14, 2001, common stock
 and options issued for cash at
 $0.10 per share                       100,000      10,000            -            -         -            -

November 14, 2001, common stock
 issued for equipment at $0.10
 per share                              24,000       2,400            -            -         -            -

December 26, 2001, common stock
 issued for cash at $0.10 per share    250,000      25,000            -            -         -            -

December 26, 2001, common stock
 issued for cash at $0.10 per share    100,000      10,000            -            -         -            -

December 26, 2001, common stock
 issued for services at $0.10 per
 share                                  55,000       5,500            -            -         -            -

January 17, 2002, common stock
 issued for cash and services at
 $0.10 per share                       314,487      31,449            -            -         -            -

January 17, 2002, common stock
 issued for services and prepaid
 services at $0.10 per share           100,000      10,000            -            -    (3,460)           -

January 17, 2002, common stock
 issued for services at $0.10
 per share                             100,000      10,000            -            -         -            -

January 17, 2002, common stock
 issued for services at $0.10
 per share                             500,000      50,000            -            -         -            -

January 17, 2002, common stock
 issued for services at $0.10
 per share                              10,000       1,000            -            -         -            -

January 17, 2002, common stock
 issued for cash at $0.10 per share     200,000     20,000            -            -         -            -

February 7, 2002, common stock
 issued for services at $0.10 per
 share                                  150,000     15,000            -            -         -            -
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance forward                     71,457,974  $7,145,799 $    644,381  $  (379,260) $ (3,460) $(8,023,769)
                                    ----------- ---------- ------------- ------------ --------- ------------


               The accompanying notes are an integral part of these
                        consolidated financial statements.




                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit)(Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance forward                     71,457,974  $7,145,799 $    644,381  $  (379,260) $ (3,460) $(8,023,769)

February 7, 2002, common stock
 issued for cash at $0.10 per share     250,000     25,000            -            -         -            -

Net loss for the year ended
 February 28, 2002                            -          -            -            -         -     (774,439)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, February 28, 2002           71,707,974  7,170,799      644,381     (379,260)   (3,460)  (8,798,208)

March 7, 2002, common stock
 issued for cash at $0.10 per
 share (unaudited)                      100,000     10,000            -            -         -            -

March 20, 2002, common stock
 issued for cash at $0.10 per
 share (unaudited)                       50,000      5,000            -            -         -            -

March 20, 2002, common stock
 issued for services at $0.10 per
 share (unaudited)                       25,000      2,500            -            -         -            -

March 20, 2002, common stock
 issued for debt at $0.10 per
 share (unaudited)                       30,000      3,000            -            -         -            -

April 10, 2002, common stock
 issued for cash and services
 at $0.10 per share (unaudited)          75,000      7,500            -            -         -            -

April 10, 2002, common stock
 issued for cash and services
 at $0.10 per share (unaudited)          75,000      7,500            -            -         -            -

 Prepaid services expensed
 (unaudited)                                  -          -            -            -     1,730            -

Net loss for the three months
 ended May 31, 2002 (unaudited)               -          -            -            -         -     (152,528)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, May 31, 2002                72,062,974 $7,206,299 $    644,381  $  (379,260) $ (1,730) $(8,950,736)
                                   ============ ========== ============= ============ ========= ============

Accumulated deficit prior to the development stage                                              $(3,788,522)
Accumulated deficit during the development stage                                                 (5,162,214)
                                                                                                ------------
                                                                                                $(8,950,736)
                                                                                                ============




The accompanying notes are an integral part of these consolidated financial statements.
                                         7



                        UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                (Unaudited)
                                                                                         From
                                                                                   Inception of the
                                                                                      Development
                                                                                        Stage on
                                                                                        March 1,
                                                          For the Three Months Ended  1997 Through
                                                                    May 31,             May 31,
                                                              2002         2001         2002
                                                         ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                $   (152,528) $   (133,867) $ (5,162,214)
 Adjustments to reconcile net loss to
  net cash (used) by operating activities:
   Stock issued for services                                    7,500             -     1,225,099
   Warrants issued below market value                               -             -       155,000
   Pre-paid services expensed                                   1,730             -         1,730
   Depreciation expense                                        18,115        14,996       242,194
   Loss on disposition of asset                                     -             -       (21,055)
   Settlement of debt                                               -             -        19,000
   Gain on gold contract                                            -             -       (24,072)
   Decline in value of assets                                       -             -       960,960
 Changes in operating assets and liabilities:
   Decrease in accounts receivable and related receivables          -             -           585
   (Increase) in other assets                                       -       (19,402)       (5,906)
   Increase in accounts payable and other liabilities           1,790        (5,360)      940,216
                                                         ------------- ------------- -------------

     Net Cash Used by Operating Activities                   (123,393)     (143,633)   (1,668,463)
                                                         ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of land                                                   -      (150,000)      (50,000)
 Decrease in investment                                             -             -        95,068
 Purchase of fixed assets                                      (8,874)      (34,604)     (491,465)
                                                         ------------- ------------- -------------

     Net Cash Used by Investing Activities                     (8,874)     (184,604)     (446,397)
                                                         ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in bank overdraft                         (4,055)            -             -
 Proceeds from notes payable - related party                   43,617        62,000       993,402
 Proceeds from notes payable                                   85,000             -        90,000
 Payments on notes payable                                          -             -      (150,000)
 Issuance of stock for cash                                    25,000        90,000     1,185,750
 Receipt of stock subscription receivable                           -             -        41,990
                                                         ------------- ------------- -------------

     Net Cash Provided by Financing Activities           $    149,562  $    152,000  $  2,161,142
                                                         ------------- ------------- -------------


The accompanying notes are an integral part of these consolidated financial statements.




                        UNICO, INC. AND SUBSIDIARIES
                       (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                           (Unaudited)(Continued)
                                                                                         From
                                                                                   Inception of the
                                                                                      Development
                                                                                        Stage on
                                                                                        March 1,
                                                          For the Three Months Ended  1997 Through
                                                                    May 31,             May 31,
                                                              2002         2001         2002
                                                         ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH                          $     17,295  $   (176,237) $     46,282

CASH AT BEGINNING OF PERIOD                                    33,009       228,512         4,022
                                                         ------------- ------------- -------------

CASH AT END OF PERIOD                                    $     50,304  $     52,275  $     50,304
                                                         ============= ============= =============
CASH PAID DURING THE PERIOD FOR:

  Interest                                               $      9,000  $        980  $     29,812
  Income taxes                                           $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES:

  Issuance of stock for services                         $      7,500  $          -  $  1,225,099
  Issuance of stock for related party debt               $          -  $          -  $  1,384,068
  Issuance of stock for subsidiary acquisition           $          -  $          -  $    309,150
  Issuance of stock for fixed assets                     $          -  $          -  $     58,400
  Issuance of stock for prepaid services                 $          -  $          -  $      3,460


The accompanying notes are an integral part of these consolidated financial statements.

                                     9

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial statements
                May 31, 2002 and February 28, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its February 28, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception
through May 31, 2002.   It has not established revenues sufficient to cover
its operating costs and to allow it to continue as a going concern. During the next 12 months, the Company's plan of operation consists of the following:

 .   increase mining activities at the Deer Trail Mine;
 .   increase milling activities at the Deer Trail Mine;
 . begin making sales and shipping concentrates to smelters for smelting and refining in July or August 2002;
 .   begin mining activities at the Silver Bell Mine in late Summer, 2002;
 .   increase the number of full-time employees from 8 to approximately 35;

Management believes the Company's cash as of May 31, 2002, will sustain operations for approximately two additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                May 31, 2002 and February 28, 2002


NOTE 3 -  MATERIAL EVENT

During the three months ended May 31, 2002, the Company borrowed an additional $85,000 on short-term notes payable with interest rates from 0% to 10%. The Company also borrowed an additional $43,617 from a related party and made $9,000 in interest payments to the same related party.

NOTE 4 - SUBSEQUENT EVENTS

The Company entered into two notes payable for a total of $550,000 with an interest rate of 10% for five years with interest only payments due monthly. These notes are secured by the 680 acres of land that the Company owns near Deer Trial Mine and by the Company's Silver Bell Mining claims.

On June 4, 2002, the Company issued 300,000 shares of common stock to convert debt of $30,000 to equity at $0.10 per share.

On June 4, 2002, the Company issued 50,000 shares of common stock for cash of $5,000 or $0.10 per share.

On June 5, 2002, the Company issued 1,700,000 shares of common stock to convert $170,000 of the note payable-related party to equity at $0.10 per share.

On June 24, 2002, the Company paid cash of $15,000 to pay off a note payable.