Form 10QSB
period 2002-08-31
UNICO INC /AZ/
filed 2002-10-11
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 8/31/02
                 Commission file number 000-30239

                       UNICO, INCORPORATED
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)


            Arizona                                  86-0205130
      ______________________________       ____________________________
      State or other jurisdiction of       (IRS Employer Identification
      incorporation or organization                    Number)



                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California  95954
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

As of October 7, 2002, the issuer had outstanding 74,112,974 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of August 31, 2002, the related audited consolidated balance sheet of Unico, Incorporated as of February 28, 2002, the unaudited related consolidated statements of operations for the three and six month periods ended August 31, 2002 and August 31, 2001 and from inception of the development stage on March 1, 1997 through August 31, 2002, the unaudited related consolidated statements of stockholders' equity for the period from February 28, 2001 through August 31, 2002, the unaudited related consolidated statements of cash flows for the six month periods ended August 31, 2002 and 2001 and from inception of the development stage on March 1, 1997 through August 31, 2002, and the notes to the consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     Unico has completed a mill on site at the Deer Trail Mine. In November 2001 Unico began milling activities on certain ore removed from the Bromide Basin Mines which are described in more detail below. Unico recently started milling ore removed from the Deer Trail Mine also.

     We believe that there are a variety of mining companies and other mineral companies that are potential purchasers for the lead concentrates and zinc concentrates which we intend to sell as the end product from our Deer Trail Mine mining and milling operations.

     Unico recently signed an agreement with H & H Metals of New York pursuant to which Unico will sell the majority, and possibly all, of its concentrates to H & H Metals. However, Unico may also sell concentrates to other parties.

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

     Unico intends to commence some mining activities on the Silver Bell Mine in Summer, 2003. Unico anticipates that it may mine approximately 60 tons of ore per day from the Silver Bell Mine initially. Unico intends to transport the ore to the Deer Trail Mine site where it will be crushed and milled.

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

     Unico commenced mining efforts on the Bromide Basin Mines in September 2001 with five full time miners. Mining efforts stopped in November 2001 due to weather. Mining activities resumed in late May 2002. Unico will continue to remove ore from the property, and transport the ore to the Deer Trail Mine site where it will be crushed and milled. Unico is working to extend the El Padre Tunnel approximately 200 feet to get underneath the Bromide vein in order to reach higher grade ore and make the mining efforts more efficient. Because of the Bromide Basin Mines' high elevation, mining activities are seasonal and occur only from approximately June through November.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     During the next 12 months, our plan of operation consists of the following:

     -   increase mining activities at the Deer Trail Mine;

     -   increase milling activities at the Deer Trail Mine;

     - begin making sales and shipping concentrates to smelters for smelting and refining in October or November 2002;

     -   begin mining activities at the Silver Bell Mine in Summer 2003; and

     -   increase the number of full-time employees from 8 to approximately
         35.

     Unico's current cash will sustain operations for approximately the next 9 months, and should be sufficient to enable Unico to implement its plan of operations for the next 9 months.

Results of Operations.

     During the three months ended August 31, 2002, Unico experienced a net loss in the amount of $303,244, or approximately ($0.00) per share, compared to the net loss of $204,885, or approximately ($0.00) per share, for the three months ended August 31, 2001. For the six months ended August 31, 2002, Unico incurred a net loss of $455,771, or approximately ($0.01) per share. This was $117,019 more than the net loss of $338,752, or approximately $0.01 per share, incurred by Unico for the six months ended August 31, 2001.

     Unico attributes the $98,359 increase in net loss for the three month period ended August 31, 2002 primarily to an $82,691 increase in general and administrative expenses, an $11,420 increase in interest expense and a $3,278 increase in depreciation and amortization. Unico attributes the $117,019 increase in net loss for the six month period ended August 31, 2002 primarily to a $97,271 increase in general and administrative expenses, an $11,993 increase in interest expense and a $6,398 increase in depreciation and amortization. Unico anticipates that general and administrative expenses will increase as additional employees are hired in order to increase Unico's mining operations.

Liquidity and Capital Resources.

     Unico's stockholders' deficit increased $210,811 in the six months ended August 31, 2002, from a deficit of ($1,365,748) as of February 28, 2002 to a deficit of ($1,576,559) as of August 31, 2002. Cash and cash equivalents increased $184,815 to $217,824 at August 31, 2002 from $33,009 at February 28, 2002. Cash used in operating activities for the six months ended August 31, 2002 reflects a net loss of $455,771 partially offset by non-cash expenses of $37,871 for depreciation expense, $8,500 for stock issued for services, $3,460 of pre-paid services expensed and $6,764 increase in accounts payable and other liabilities. Cash used in investing activities includes $64,307 for the purchase of fixed assets and a $20,000 loan made to a director of Unico.

     This increase in cash and cash equivalents was largely due to net cash provided by financing activities through $30,000 cash received for the issuance of shares of Unico's common stock, $595,000 received in loans from unrelated parties, and a $63,795 increase in advances from related parties. It was partially offset by a decrease in a bank overdraft of $4,055 and $15,792 of payments made on notes payable.

     Unico is evaluating the possibility of purchasing and installing a hoist in the Deer Trail Mine to increase its mining operations. Unico estimates this could cost approximately $110,000. Unico is also making design plans for a decline to access the 8600 ore body from the Three Mile Springs Area of the Deer Trail Mine. If Unico implements these plans, they will likely not be implemented until after Unico is generating sufficient revenues to pay for the implementation. Unico estimates the decline would cost approximately $250 per foot and would extend approximately 2,200 feet. Unico's other major cash needs include raising additional funds to exercise Unico's option to purchase the Deer Trail Mine for $4,000,000 on or before May 31, 2004. If Unico decides to exercise the option, Unico will need to raise additional funds for that purpose unless Unico's operations can generate sufficient profits before the option expires.

     Our auditors have issued a "going concern" opinion in note 2 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern.

     In June 2002, Unico borrowed $550,000 from one of Unico's shareholders. One of the loans is for $200,000, and it is secured by a first trust deed on 680 acres of land owned by Unico near the Deer Trail Mine. This land includes Unico's mill site. The other loan is for $350,000, and it is secured by a first trust deed on all of the Silver Bell Mining claims owned by Unico's Silver Bell Mining Company, Incorporated subsidiary. Both loans bear interest at 10% per annum, with interest only payments to be made monthly. The principal of each loan is due to be repaid in June 2007. With the cash provided by these two loans, Unico believes that it now has sufficient funds to meet operating expenses for the next 9 months, and possibly until income from mining operations should be sufficient to cover operating expenses.

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

     Revenue. We have had no revenues from operations during the past two fiscal years or since our last fiscal year ended February 28, 2002. We anticipate generating revenues from operations beginning in October or November, 2002.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

Item 3.     Controls and Procedures.

     (a)    Evaluation of disclosure controls and procedures.

     Ray Brown who serves as both Unico's chief executive officer and its chief financial officer, after evaluating the effectiveness of Unico's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Unico's disclosure controls and procedures were adequate and effective to ensure that material information relating to Unico and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

     (b)    Changes in internal controls.

     There were no significant changes in Unico's internal controls or in other factors that could significantly affect Unico's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     No legal proceedings involving Unico as a defendant were commenced during the three month period ended August 31, 2002. No material developments occurred in any legal proceedings involving Unico as a defendant during the same period.

Item 2.   Changes in Securities.

     During the three month period ended August 31, 2002, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:


Date      Recipient          No. of Shares  Consideration         Valuation
--------- ------------------ ------------- ---------------------- -----------
06/04/02  Eben Lowenthal         300,000    Loan Conversion        $ 30,000
06/04/02  Ronald L. Baxter        50,000    Cash Option Exercise   $  5,000
06/05/02  Dan Proctor            500,000    Loan Conversion        $ 50,000
06/05/02  Kenneth R. Brown       500,000    Loan Conversion        $ 50,000
06/05/02  Charles Madsen         500,000    Loan Conversion        $ 50,000
06/05/02  Aurora Resources       200,000    Loan Conversion        $ 20,000
           & Mining Co.

     Eben Lowenthal also received options to purchase an equal number of shares at the same $0.10 per share cash exercise price during the two years following his stock purchase. Effective June 5, 2002, Ray Brown made gifts of a portion of Unico's note payable to him to the following persons: Dan Proctor - $50,000; Kenneth R. Brown - $50,000; Charles Madsen - $50,000; and Aurora Resources & Mining Company - $20,000. These four donees then immediately converted their portions of the note payable to shares of Unico's common stock at the conversion rate of $0.10 per share and received the shares described above. Aurora Resources & Mining Company is owned and controlled by David Poisson, a director of Unico.

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

          (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended August 31, 2002.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNICO, INCORPORATED
                                  (Registrant)


Date: October 9, 2002             By: /s/ Ray C. Brown
                                     ------------------------------------
                                     Ray C. Brown, Chief Executive  Officer
                                     and Principal Financial and Accounting
                                     Officer

                          CERTIFICATIONS


     I, Ray C. Brown, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Unico, Incorporated ("Unico");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of Unico as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Unico and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to Unico, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of Unico's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to Unico's auditors and the audit committee of Unico's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Unico's ability to record, process, summarize and report financial data and have identified for Unico's auditors any material weaknesses in internal controls; and


     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Unico's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October 9, 2002                /s/ Ray C. Brown
                                     ------------------------------------
                                     Ray C. Brown, Chief Executive
                                     Officer and Principal Financial
                                     and Accounting Officer

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

              August 31, 2002 and February 28, 2002

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                    August 31,   February 28,
                                                      2002          2002
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                       $    217,824  $     33,009
  Certificate of deposit                                 5,006         5,006
  Employee advance                                         650             -
                                                  ------------- -------------

    Total Current Assets                               223,480        38,015
                                                  ------------- -------------

PROPERTY AND EQUIPMENT, NET                            791,879       765,443
                                                  ------------- -------------
OTHER ASSETS

  Refundable deposit                                       500           500
  Receivable-related party (Note 4)                     20,000             -
  Reclamation bond                                      38,402        38,402
                                                  ------------- -------------

    Total Other Assets                                  58,902        38,902
                                                  ------------- -------------

      TOTAL ASSETS                                $  1,074,261  $    842,360
                                                  ============= =============





      The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   August 31,    February 28,
                                                      2002           2002
                                                  ------------- -------------
                                                   (Unaudited)


CURRENT LIABILITIES

  Bank overdraft                                  $          -  $      4,055
  Accounts payable                                      37,858        37,437
  Accrued expenses                                         800           800
  Notes payable related parties                        605,384       544,589
  Notes payable                                        850,708       301,500
  Accrued interest payable                             625,023       746,930
  Commitments and contingencies                        531,047       572,797
                                                  ------------- -------------

    Total Current Liabilities                        2,650,820     2,208,108
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at
   $0.10 par value; 74,122,974 and 71,707,974
   shares issued and outstanding, respectively       7,412,299     7,170,799
  Additional paid-in capital                           644,381       644,381
  Services prepaid with common stock                         -        (3,460)
  Stock subscription receivable                       (379,260)     (379,260)
  Deficit accumulated prior to development stage    (3,788,522)   (3,788,522)
  Deficit accumulated during the development stage  (5,465,457)   (5,009,686)
                                                  ------------- -------------

    Total Stockholders' Equity (Deficit)            (1,576,559)   (1,365,748)
                                                  ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $  1,074,261  $    842,360
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



                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
                       Consolidated Statements of Operations
                                    (Unaudited)

                                                                                                 From
                                                                                           Inception of the
                                                                                              Development
                                                                                               Stage on
                                                                                               March 1,
                                  For the Three Months Ended    For the Six Months Ended     1997 Through
                                           August 31,                  August 31,             August 31,
                                       2002         2001          2002            2001           2002
                                  ------------- ------------- -------------- -------------- --------------
REVENUES                          $          -  $          -  $           -  $           -  $           -

EXPENSES

  General and administrative           237,571       154,880        338,482        241,211      3,345,209
  Depreciation and amortization         19,756        16,478         37,871         31,473        261,950
                                  ------------- ------------- -------------- -------------- --------------

    Total Expenses                     257,327       171,358        376,353        272,684      3,607,159
                                  ------------- ------------- -------------- -------------- --------------

      Loss from Operations            (257,327)     (171,358)      (376,353)      (272,684)    (3,607,159)
                                  ------------- ------------- -------------- -------------- --------------

OTHER INCOME (EXPENSES)

  Investment income                        158         1,128            600          1,957         13,020
  Interest expense                     (46,075)      (34,655)       (80,018)       (68,025)      (842,763)
  Decline in value of assets                 -             -              -              -       (651,810)
  Settlement of debt                         -             -              -              -        (91,000)
  Loss on valuation of assets                -             -              -              -       (309,817)
  Gain on gold contract                      -             -              -              -         24,072
                                  ------------- ------------- -------------- -------------- --------------

     Total Other Income (Expenses)     (45,917)      (33,527)       (79,418)       (66,068)    (1,858,298)
                                  ------------- ------------- -------------- -------------- --------------

NET LOSS                          $   (303,244) $   (204,885) $    (455,771) $    (338,752) $  (5,465,457)
                                  ============= ============= ============== ============== ==============

NET LOSS PER SHARE                $      (0.00) $      (0.00) $       (0.01) $       (0.01)
                                  ============= ============= ============== ==============
WEIGHTED AVERAGE NUMBER
 OF SHARED OUTSTANDING              74,026,710    67,183,121     72,985,528     66,391,300
                                  ============= ============= ============== ==============




The accompanying notes are an integral part of these consolidated financial statements.

                                         4

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





                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance forward                      71,457,974 $7,145,799 $    644,381  $  (379,260) $ (3,460) $(8,023,769)

February 7, 2002, common stock
 issued for cash at $0.10 per share     250,000     25,000            -            -         -            -

Net loss for the year ended
 February 28, 2002                            -          -            -            -         -     (774,439)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, February 28, 2002           71,707,974  7,170,799      644,381     (379,260)   (3,460)  (8,798,208)

March 7, 2002, common stock
 issued for cash at $0.10 per
 share (unaudited)                      100,000     10,000            -            -         -            -

March 20, 2002, common stock
 issued for cash at $0.10 per
 share (unaudited)                       50,000      5,000            -            -         -            -

March 20, 2002, common stock
 issued for services at $0.10
 per share (unaudited)                   25,000      2,500            -            -         -            -

March 20, 2002, common stock
 issued for conversion of
 related party debt at $0.10
 per share (unaudited)                   30,000      3,000            -            -         -            -

April 10, 2002, common stock
 issued for cash and services
 at $0.10 per share (unaudited)          75,000      7,500            -            -         -            -

April 10, 2002, common stock
 issued for cash and services
 at $0.10 per share (unaudited)          75,000      7,500            -            -         -            -

June 4, 2002, common stock
 issued for debt at $0.10 per
 share (unaudited)                      300,000     30,000            -            -         -            -

June 4, 2002, common stock
 issued for cash at $0.10 per
 share (unaudited)                       50,000      5,000            -            -         -            -

June 5, 2002, common stock
 issued for conversion of
 related party debt at $0.10
 per share (unaudited)                1,700,000    170,000            -            -         -            -

August 31, 2002, common stock
 issued for services at $0.10
 per share (unaudited)                   10,000      1,000            -            -         -            -

                                    ----------- ---------- ------------- ------------ --------- ------------
Balance Forward                      74,122,974 $7,412,299 $    644,381  $  (379,260) $ (3,460) $(8,798,208)
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

                                         7

                           UNICO, INC. AND SUBSIDIARIES
                           (A Development Stage Company)
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance Forward                      74,122,974 $7,412,299 $    644,381  $  (379,260) $ (3,460) $(8,798,208)

Prepaid services expensed (unaudited)         -          -            -            -     3,460            -

Net loss for the six months
 ended August 31, 2002 (unaudited)            -          -            -            -         -     (455,771)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, August 31, 2002             74,122,974 $7,412,299 $    644,381  $  (379,260) $      -  $(9,253,979)
                                    =========== ========== ============= ============ ========= ============
Accumulated deficit prior to
the development stage                                                                           $(3,788,522)

Accumulated deficit during
the development stage                                                                            (5,465,457)
                                                                                                ------------

                                                                                                $(9,253,979)
                                                                                                ============

The accompanying notes are an integral part of these consolidated financial statements.

                                         8

                          UNICO, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                             From
                                                                                       Inception of the
                                                                                          Development
                                                                                           Stage on
                                                                                           March 1,
                                                              For the Six Months Ended   1997 Through
                                                                      August 31,          August 31,
                                                                 2002           2001         2002
                                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                    $   (455,771) $   (338,752) $ (5,465,457)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Stock issued for services                                        8,500             -     1,226,099
   Warrants issued below market value                                   -             -       155,000
   Pre-paid services expensed                                       3,460             -         3,460
   Depreciation expense                                            37,871        31,473       261,950
   Loss on disposition of asset                                         -             -       (21,055)
   Settlement of debt                                                   -             -        19,000
   Gain on gold contract                                                -             -       (24,072)
   Decline in value of assets                                           -             -       960,960
 Changes in operating assets and liabilities:
   Decrease in accounts receivable and related receivables           (650)            -           (65)
   (Increase) in other assets                                           -       (19,402)       (5,906)
   Increase in accounts payable and other liabilities               6,764        22,795       945,190
                                                             ------------- ------------- -------------

     Net Cash Used by Operating Activities                       (399,826)     (303,886)   (1,944,896)
                                                             ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in receivable-related party                             (20,000)            -       (20,000)
 Purchase of land                                                       -      (150,000)      (50,000)
 Decrease in investment                                                 -             -        95,068
 Purchase of fixed assets                                         (64,307)      (72,659)     (546,898)
                                                             ------------- ------------- -------------

     Net Cash Used by Investing Activities                        (84,307)     (222,659)     (521,830)
                                                             ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in bank overdraft                             (4,055)            -             -
 Proceeds from notes payable - related party                       63,795       116,500     1,013,580
 Proceeds from notes payable                                      595,000             -       600,000
 Payments on notes payable                                        (15,792)            -      (165,792)
 Issuance of stock for cash                                        30,000       240,001     1,190,750
 Receipt of stock subscription receivable                               -             -        41,990
                                                             ------------- ------------- -------------

     Net Cash Provided by Financing Activities               $    668,948  $    356,501  $  2,680,528
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

                                       9

                          UNICO, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)

                                                                                             From
                                                                                       Inception of the
                                                                                          Development
                                                                                           Stage on
                                                                                           March 1,
                                                              For the Six Months Ended   1997 Through
                                                                      August 31,          August 31,
                                                                 2002           2001         2002
                                                             ------------- ------------- -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $    184,815  $   (170,044) $    213,802

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   33,009       228,512         4,022
                                                             ------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    217,824  $     58,468  $    217,824
                                                             ============= ============= =============

CASH PAID DURING THE PERIOD FOR:

  Interest                                                   $     31,876  $      1,480  $     52,688
  Income taxes                                               $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES:

  Issuance of stock for services                             $      8,500  $          -  $  1,226,099
  Issuance of stock for related party debt                   $    170,000  $    144,068  $  1,554,069
  Issuance of stock for debt                                 $     33,000  $          -  $     33,000
  Issuance of stock for subsidiary acquisition               $          -  $          -  $    309,150
  Issuance of stock for fixed assets                         $          -  $          -  $     58,400
  Issuance of stock for prepaid services                     $          -  $          -  $      3,460



The accompanying notes are an integral part of these consolidated financial statements.



                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial statements
              August 31, 2002 and February 28, 2002


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its February 28, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through August 31, 2002. It has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. During the next 12 months, the Company's plan of operation consists of the following:

o    increase mining activities at the Deer Trail Mine;
o    increase milling activities at the Deer Trail Mine;
o begin making sales and shipping concentrates to smelters for smelting and refining in October or November 2002;
o    begin mining activities at the Silver Bell Mine in Summer, 2003;
o    increase the number of full-time employees from 8 to approximately 35;

Management believes the Company's current cash as of August 31, 2002, will sustain operations for approximately nine additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
              August 31, 2002 and February 28, 2002


NOTE 3 -  MATERIAL EVENTS

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

On August 31, 2002, the Company issued 10,000 shares of common stock for services valued at $1,000 or $0.10 per share.

NOTE 4 - RECEIVABLE - RELATED PARTY

On July 18, 2002, the Company advanced $20,000 to a related party.   Repayment
terms have not been established.