Form 10QSB
period 2002-11-30
UNICO INC /AZ/
filed 2003-01-14
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                   For the quarterly period ended 11/30/02
                       Commission file number 000-30239

                             UNICO, INCORPORATED
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Arizona                                       86-0205130
-------------------------------          ------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

                            6475 Grandview Avenue
                                 P.O. Box 777
                          Magalia, California  95954
                   ----------------------------------------
                   (Address of principal executive offices)


                                (530) 873-4394
               -----------------------------------------------
               (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of January 8, 2003, the issuer had outstanding 75,122,974 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of November 30, 2002 and the related audited consolidated balance sheet of Unico, Incorporated as of February 28, 2002, the unaudited related consolidated statements of operations for the three and nine month periods ended November 30, 2002 and November 30, 2001 and from inception of the development stage on March 1, 1997 through November 30, 2002, the unaudited related consolidated statements of stockholders' equity for the period from February 28, 2001 through November 30, 2002, the unaudited related consolidated statements of cash flows for the nine month periods ended November 30, 2002 and November 30, 2001 and from inception of the development stage on March 1, 1997 through November 30, 2002, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     Unico worked for more than two years to reopen the Deer Trail Mine. Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. To date, the mining activities have been fairly limited. Unico presently has eight full time employees. There have been between 2 and 5 miners at various times working full time in the Deer Trail Mine both on mine development work and production work. Their efforts have been concentrated in the 3400 Area of the mine, from which they have recently been removing approximately 1,000 tons of ore per month. The ore is being stock-piled for now. Some of the ore has also been crushed. Some of the employees have worked on mine maintenance.

     Unico has completed a mill on site at the Deer Trail Mine. In November 2001 Unico began milling activities.

     We believe that there are a variety of mining companies and other mineral companies that are potential purchasers for the lead concentrates and zinc concentrates which we intend to sell as the end product from our Deer Trail Mine mining and milling operations

     Unico signed an agreement with H & H Metals of New York pursuant to which Unico planned to sell the majority of its concentrates to H & H Metals. However, that agreement expired December 31, 2002, prior to H & H purchasing any concentrates from Unico.

     The lead and zinc concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport zinc and lead concentrates to smelters or other places designated by purchasers.

     The Pennolies Smelter in Torreon, Mexico recently agreed to purchase concentrates from Unico. Unico also plans to send some concentrates to the Teck Cominco Smelter in Trail, British Columbia, Canada to be tested and evaluated. Depending on the results of the tests, Unico may sell concentrates to the Teck Cominco Smelter.

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

     Unico commenced mining efforts on the Bromide Basin Mines in September 2001 with five full time miners. Mining efforts stopped in November 2001 due to weather. Mining activities resumed in late May 2002 and continued until early November 2002 when they stopped due to weather. They should resume when weather permits in approximately June 2003. At that time, Unico will continue to remove ore from the property. Unico plans to continue to work to extend the El Padre Tunnel approximately 200 feet to get under the Bromide vein in order to reach higher grade ore and make the mining efforts more efficient. Because of the Bromide Basin Mines= high elevation, mining activities are seasonal and will likely occur only from June through November each year.

     During 2002, Unico removed approximately 5,000 tons of ore from the Bromide Basin Mines which has been stock piled there. Unico and Kaibab Industries, Inc. have discussed the possibility of modifying certain terms of the Kaibab Mining Lease in the near future so Unico can focus more on mining higher quality ore rather than a larger quantity of lower quality ore.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     During the next 12 months, Unico's plan of operation consists of the following:

     -    increase mining and milling activities at the Deer Trail Mine;

     - begin making sales and shipping concentrates to smelters for smelting and refining in the next two to three months;

     -    begin mining activities at the Silver Bell Mine in Summer, 2003;

     -    increase the number of full-time employees from 8 to approximately
          20;

     - explore the possibility of obtaining a joint venture partner to more fully develop Unico's mining operations;

     - explore the possibility of building a small portable gold processing plant which could be located at the Bromide Basin Mine which could crush and grind ore, and recover gold by gravity or flotation means; and

     - attempt to raise $200,000 to $300,000 through loans and/or the sale of Unico common stock to provide Unico with additional needed working capital.

     Unico's current cash will sustain operations for approximately the next 60 days, and should be sufficient to enable Unico to implement its plan of operation for the next 60 days.

Results of Operations.

     During the three months ended November 30, 2002, Unico experienced a net loss in the amount of $269,602, or approximately ($0.00) per share, which is $90,660 more than the net loss of $178,942, or approximately ($0.00) per share, incurred for the three months ended November 30, 2001. For the nine months ended November 30, 2002, Unico incurred a net loss of $725,373, or approximately ($0.01) per share. This was $207,679 more than the net loss of $517,694, or approximately ($0.01) per share, incurred by Unico during the nine month period ended November 30, 2001.

     Unico attributes the increased net loss for the three month period ended November 30, 2002 primarily to a $73,929 increase in general and administrative expenses, an increase in interest expense of $14,895 and a $1,832 increase in depreciation and amortization. Unico attributes the increased net loss for the nine month period ended November 30, 2002 primarily to a $171,201 increase in general and administrative expenses, a $26,888 increase in interest expense and an increase in depreciation and amortization expenses of $8,229. Unico anticipates that general and administrative expenses will increase as additional employees are hired in order to increase Unico's mining operations.

Liquidity and Capital Resources

     Unico's stockholders' deficit increased $480,413 in the nine months ended November 30, 2002, from a deficit of ($1,365,748) as of February 28, 2002 to a deficit of ($1,846,161) as of November 30, 2002. Cash and cash equivalents increased $6,028 to $39,037 at November 30, 2002 from $33,009 at February 28, 2002.

     Cash used in operating activities for the nine months ended November 30, 2002 reflects a net loss of $725,373 and a decrease in accounts receivable and related receivables of $650, partially offset by non-cash expenses of $58,224 for depreciation and amortization expenses, a $41,755 increase in accounts payable, $8,500 for stock issued for services, and $3,460 of pre-paid services expensed.

     Cash used in investing activities includes $76,824 for the purchase of fixed assets, and a $20,000 loan made to a director of Unico in July 2002 which was subsequently reduced through a partial repayment of $15,000.

     The increase in cash and cash equivalents for the nine months ended November 30, 2002 was largely due to net cash provided by financing activities through $625,000 received in loans from unrelated parties, a $66,795 increase in advances from related parties, and $30,000 cash received for the issuance of shares of Unico's common stock. It was partially offset by $16,534 of payments made on notes payable and payments of $4,055 on a bank overdraft that existed at February 28, 2002.

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

     In June 2002, Unico borrowed $550,000 from one of Unico's shareholders through two loans. One loan is for $200,000, and it is secured by a first trust deed on 680 acres of land owned by Unico near the Deer Trail Mine. This land includes Unico's mill site. The other loan is for $350,000, and it is secured by a first trust deed on all of the Silver Bell Mining claims owned by Unico's Silver Bell Mining Company, Incorporated subsidiary. Both loans bear interest at 10% per annum, with interest only payments to be made monthly.
The principal of each loan is due to be repaid in June 2007.

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

     Revenue. We have had no revenues from operations during the past two fiscal years or since our last fiscal year ended February 28, 2002. We anticipate that we will begin generating revenues from operations during the next two to three months.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     No legal proceedings involving Unico as a defendant were commenced during the three month period ended November 30, 2002. No material developments occurred in any legal proceedings involving Unico as a defendant during the same time period.

Item 2.   Changes in Securities.

     During the three month period ended November 30, 2002, Unico made no sales of shares of Unico's common stock which were not registered under the Securities Act of 1933.

     During the three month period ended May 31, 2002, and the three month period ended August 31, 2002, Unico made sales of shares of Unico's common stock which were not registered under the Securities Act of 1933. For a description of those sales, please see Unico's quarterly reports on Form 10-QSB for the periods ended May 31, 2002 and August 31, 2002.

Item 3.   Defaults Upon Senior Securities.

     None

Item 4.   Submission of Matters to a vote of Security Holders.

     None

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

 (a) There are no exhibits included with this report.

 (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended November 30, 2002.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNICO, INCORPORATED
                              (Registrant)


Date: January 13, 2003        By:/s/Ray C. Brown
                                 -----------------------------------
                                 Ray C. Brown, Chief Executive
                                 Officer and Principal Financial and
                                 Accounting Officer

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

     5. I have disclosed, based on my most recent evaluation, to Unico's auditors and the audit committee of Unico's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Unico's ability to record, process, summarize and report financial data and have identified for Unico's auditors any material weaknesses in internal controls; and
                                12

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



Date:  January 13, 2003             /s/Ray C. Brown
                                    -------------------------------
                                    Ray C. Brown, Chief Executive
                                    Officer and Principal Financial
                                    and Accounting Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Unico, Incorporated on Form10-QSB for the period ending November 30, 2002 to be filed with the Securities and Exchange Commission on the January 14, 2003 (the "Report"), I, Ray C. Brown, certify, pursuant to 18 U.S.C. SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002, that:

     i. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     ii. The information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.



/s/Ray C. Brown
-------------------------------------------
Ray C. Brown
Chief Executive Officer and Chief Financial
Officer
January 13, 2003

                          Appendix "A"

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

             November 30, 2002 and February 28, 2002

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                  November 30,  February 28,
                                                      2002          2002
                                                  ------------  ------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                       $     39,037  $     33,009
  Certificate of deposit                                 5,006         5,006
  Employee advance                                         650             -
                                                  ------------  ------------

    Total Current Assets                                44,693        38,015
                                                  ------------  ------------

PROPERTY AND EQUIPMENT, NET                            784,043       765,443
                                                  ------------  ------------
OTHER ASSETS

  Refundable deposit                                       500           500
  Receivable-related party (Note 4)                      5,000             -
  Reclamation bond                                      38,402        38,402
                                                  ------------  ------------

    Total Other Assets                                  43,902        38,902
                                                  ------------  ------------
      TOTAL ASSETS                                $    872,638  $    842,360
                                                  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.


                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  November 30,  February 28,
                                                      2002           2002
                                                  ------------  ------------
                                                   (Unaudited)
CURRENT LIABILITIES

  Bank overdraft                                  $        730  $      4,055
  Accounts payable                                      37,476        37,437
  Accrued expenses                                       9,778           800
  Notes payable related parties                        608,384       544,589
  Notes payable                                        879,966       301,500
  Accrued interest payable                             660,168       746,930
  Commitments and contingencies                        522,297       572,797
                                                  ------------  ------------

    Total Current Liabilities                        2,718,799     2,208,108
                                                  ------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at
   $0.10 par value; 74,122,974 and 71,707,974
   shares issued and outstanding, respectively       7,412,299     7,170,799
  Additional paid-in capital                           644,381       644,381
  Services prepaid with common stock                         -        (3,460)
  Stock subscription receivable                       (379,260)     (379,260)
  Deficit accumulated prior to development stage    (3,788,522)   (3,788,522)
  Deficit accumulated during the development stage  (5,735,059)   (5,009,686)
                                                  ------------  ------------

    Total Stockholders' Equity (Deficit)            (1,846,161)   (1,365,748)
                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    872,638  $    842,360
                                                  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                      From
                                                                 Inception of
                                                               the Development
                                                                    Stage on
                                   For the        For the           March 1,
                           Three Months Ended  Nine Months Ended  1997 Through
                               November 30,      November 30,     November 30,
                            2002        2001    2002      2001       2002
REVENUES               $       -  $       -  $       -  $       - $         -
                       ---------  ---------  ---------  --------- -----------

EXPENSES

  General and
  administrative         201,645    127,716    540,127    368,926   3,546,854
  Depreciation and
  amortization            20,353     18,521     58,224     49,995     282,303
                       ---------  ---------  ---------  --------- -----------
   Total Expenses        221,998    146,237    598,351    418,921   3,829,157
                       ---------  ---------  ---------  --------- -----------
   Loss from Operations (221,998)  (146,237)  (598,351)  (418,921) (3,829,157)
                       ---------  ---------  ---------  --------- -----------

OTHER INCOME (EXPENSES)

  Investment income          552        556      1,152      2,513      13,572
  Interest expense       (48,156)   (33,261)  (128,174)  (101,286)   (890,919)
  Decline in value of
  assets                       -          -          -          -    (651,810)
  Settlement of debt           -          -          -          -     (91,000)
  Loss on valuation of
  assets                       -          -          -          -    (309,817)
  Gain on gold contract        -          -          -          -      24,072
                       ---------  ---------  ---------  --------- -----------
     Total Other Income
     (Expenses)          (47,604)   (32,705)  (127,022)   (98,773) (1,905,902)
                       ---------  ---------  ---------  --------- -----------
NET LOSS               $(269,602) $(178,942) $(725,373) $(517,694)$(5,735,059)
                       =========  =========  =========  ========= ===========
NET LOSS PER SHARE     $   (0.00) $   (0.00) $   (0.01) $   (0.01)
                       =========  =========  =========  =========
WEIGHTED AVERAGE
NUMBER OF SHARED
OUTSTANDING           74,112,974 69,041,857 73,358,610 67,249,617
                      ========== ========== ========== ==========

The accompanying notes are an integral part of these consolidated financial statements.


                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)

                                   Additional    Stock
                    Common Stock    Paid-in   Subscription Prepaid Accumulated
                 Shares     Amount   Capital  Receivable   Services   Deficit
               ---------------------------------------------------------------
Balance,
February 28,
2001           65,322,546 $6,532,254 $564,618 $(379,260) $      - $(8,023,769)

April 12, 2001,
common stock and
options issued
for cash at
$0.13 per share   153,847     15,385    4,615         -                     -

April 21, 2001
common stock and
options issued
for cash at
$0.12 per share   416,667     41,667    8,333         -         -           -

May 24, 2001,
common stock and
options issued
for cash at
$0.11 per share   181,819     18,182    1,819         -         -           -

June 25, 2001,
common stock and
options issued
for cash at
$0.11 per share   909,090     90,909    9,091         -         -           -

August 3, 2001,
common stock and
options issued
for cash at $0.11
per share         272,728     27,273    2,727         -         -           -

August 3, 2001,
common stock and
options issued
for cash at $0.10
per share         200,000     20,000        -         -         -           -

August 17, 2001,
common stock
issued for related
party debt at
$0.15 per share   908,900     90,890   53,178         -         -           -

September 15, 2001,
common stock and
options issued for
cash and services
at $0.10 per
share             388,890     38,890        -         -         -           -

October 5, 2001,
common stock and
options issued for
cash at $0.10 per
share             100,000     10,000        -         -         -           -

October 5, 2001,
common stock and
options issued for
cash at $0.10 per
share             200,000     20,000        -         -         -           -

November 1, 2001,
common stock and
options issued for
cash at $0.10 per
share             100,000     10,000        -         -         -           -

November 1, 2001,
common stock and
options issued for
cash at $0.10 per
share             200,000     20,000        -         -         -           -

November 1, 2001,
common stock and
options issued for
cash at $0.10 per
share             100,000     10,000        -         -         -           -
               ---------- ---------- -------- ---------  -------- -----------
Balance
forward        69,454,487 $6,945,450 $644,381 $(379,260) $      - $(8,023,769)
               ---------- ---------- -------- ---------  -------- ------------

The accompanying notes are an integral part of these consolidated financial statements.



                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                   Additional    Stock
                    Common Stock    Paid-in   Subscription Prepaid Accumulated
                 Shares     Amount   Capital  Receivable   Services   Deficit
               ---------------------------------------------------------------
Balance
forward        69,454,487 $6,945,450 $644,381 $(379,260) $      - $(8,023,769)

November 14,
2001, common
stock and
options issued
for cash at
$0.10 per share   100,000     10,000        -         -         -           -

November 14, 2001,
common stock and
options issued
for cash at $0.10
per share         100,000     10,000        -         -         -           -


November 14, 2001,
common stock
issued for
equipment at
$0.10 per share    24,000      2,400        -         -         -           -

December 26, 2001,
common stock issued
for cash at $0.10
per share         250,000     25,000        -         -         -           -

December 26, 2001,
common stock
issued for cash at
$0.10 per share   100,000     10,000        -         -         -           -

December 26, 2001,
common stock
issued for
services at $0.10
per share          55,000      5,500        -         -         -           -

January 17, 2002,
common stock
issued for cash
and services at
$0.10 per share   314,487     31,449        -         -         -           -

January 17, 2002,
common stock
issued for
services and
prepaid services
at $0.10 per
share             100,000     10,000        -         -    (3,460)          -

January 17, 2002,
common stock
issued for
services at $0.10
per share         100,000     10,000        -         -         -           -

January 17, 2002,
common stock
issued for
services at $0.10
per share         500,000     50,000        -         -         -           -

January 17, 2002,
common stock
issued for
services at $0.10
per share          10,000      1,000        -         -         -           -

January 17, 2002,
common stock
issued for cash at
$0.10 per share   200,000     20,000        -         -         -           -

February 7, 2002,
common stock issued
for services at
$0.10 per share   150,000     15,000        -         -         -           -
               ---------- ---------- -------- --------- --------- -----------
Balance
forward        71,457,974 $7,145,799 $644,381 $(379,260)$  (3,460)$(8,023,769)
               ---------- ---------- -------- --------- --------- -----------

The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                   Additional    Stock
                    Common Stock    Paid-in   Subscription Prepaid Accumulated
                 Shares     Amount   Capital  Receivable   Services   Deficit
               ---------------------------------------------------------------
Balance
forward        71,457,974 $7,145,799 $644,381 $(379,260)$  (3,460)$(8,023,769)

February 7, 2002,
common stock
issued for cash
at $0.10 per
share             250,000     25,000        -         -         -           -

Net loss for
the year ended
February 28, 2002       -          -        -         -         -    (774,439)
               ---------- ---------- -------- --------- --------- -----------
Balance,
February 28,
2002           71,707,974  7,170,799  644,381  (379,260)   (3,460) (8,798,208)

March 7, 2002,
common stock
issued for cash
at $0.10 per
share (unaudited) 100,000     10,000        -         -         -           -

March 20, 2002,
common stock
issued for cash
at $0.10 per
share (unaudited)  50,000      5,000        -         -         -           -

March 20, 2002,
common stock
issued for
services at $0.10
per share
(unaudited)        25,000      2,500        -         -         -           -


March 20, 2002,
common stock
issued for
conversion of
related party
debt at $0.10 per
share (unaudited)  30,000      3,000        -         -         -           -

April 10, 2002,
common stock
issued for cash
and services at
$0.10 per share
(unaudited)        75,000      7,500        -         -         -           -

April 10, 2002,
common stock
issued for cash
and services at
$0.10 per share
(unaudited)        75,000      7,500        -         -         -           -

June 4, 2002,
common stock
issued for debt
at $0.10 per
share (unaudited) 300,000     30,000        -         -         -           -

June 4, 2002,
common stock
issued for cash
at $0.10 per
share (unaudited)  50,000      5,000        -         -         -           -

June 5, 2002,
common stock
issued for
conversion of
related party
debt at $0.10
per share
(unaudited)     1,700,000    170,000        -         -         -           -

August 31, 2002,
common stock
issued for
services at
$0.10 per share
(unaudited)        10,000      1,000        -         -         -           -
               ---------- ---------- -------- --------- --------  -----------
Balance
Forward        74,122,974 $7,412,299 $644,381 $(379,260)$ (3,460) $(8,798,208)
               ---------- ---------- -------- --------- --------  -----------

The accompanying notes are an integral part of these consolidated financial statements.


                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                   Additional    Stock
                    Common Stock    Paid-in   Subscription Prepaid Accumulated
                 Shares     Amount   Capital  Receivable   Services   Deficit
               ---------------------------------------------------------------
Balance
Forward        74,122,974 $7,412,299 $644,381 $(379,260)$ (3,460) $(8,798,208)

Prepaid
services
expensed
(unaudited)             -          -        -         -    3,460            -

Net loss for
the nine months
ended November
30, 2002
(unaudited)             -          -        -         -        -     (725,373)
               ---------- ---------- -------- --------- --------  -----------
Balance,
November 30,
2002
(unaudited)    74,122,974 $7,412,299 $644,381 $(379,260)$      -  $(9,523,581)
               ========== ========== ======== ========= ========  ===========
Accumulated deficit prior to the development stage                $(3,788,522)
Accumulated deficit during the development stage (unaudited)       (5,735,059)
                                                                  -----------
                                                                  $(9,523,581)
                                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                                      From
                                                              Inception of the
                                                                  Development
                                                                    Stage on
                                                                    March 1,
                                      For the Nine Months Ended   1997 Through
                                             November 30,         November 30,
                                          2002           2001         2002
                                      ------------- ----------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                             $    (725,373)$  (517,694)$  (5,735,059)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Stock issued for services                  8,500       3,890     1,226,099
   Warrants issued below market value             -           -       155,000
   Pre-paid services expensed                 3,460           -         3,460
   Depreciation and amortization             58,224      49,995       282,303
   Loss on disposition of asset                   -           -       (21,055)
   Settlement of debt                             -           -        19,000
   Gain on gold contract                          -           -       (24,072)
   Decline in value of assets                     -           -       960,960
 Changes in operating assets and liabilities:
   Decrease in accounts receivable and
   related receivables                         (650)          -           (65)
   (Increase) in other assets                     -     (19,402)       (5,906)
   Increase in accounts payable and
   other liabilities                         41,755      38,384       980,181
                                      ------------- ----------- -------------
     Net Cash Used by Operating
     Activities                            (614,084)   (444,827)   (2,159,154)
                                      ------------- ----------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Increase in receivable-related party       (20,000)          -       (20,000)
 Proceeds from receivable-related party      15,000           -        15,000
 Purchase of land                                 -    (150,000)      (50,000)
 Decrease in investment                           -           -        95,068
 Purchase of fixed assets                   (76,824)    (88,992)     (559,415)
                                      ------------- ----------- -------------
     Net Cash Used by Investing
     Activities                             (81,824)   (238,992)     (519,347)
                                      ------------- ----------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payments on bank overdraft                  (4,055)          -             -
 Proceeds from bank overdraft                   730           -           730
 Proceeds from notes payable-related party   66,795     128,500     1,016,580
 Proceeds from notes payable                625,000       5,000       630,000
 Payments on notes payable                  (16,534)          -      (166,534)
 Issuance of stock for cash                  30,000     365,000     1,190,750
 Receipt of stock subscription receivable         -           -        41,990
                                      ------------- ----------- -------------
     Net Cash Provided by Financing
     Activities                       $     701,936 $   498,500 $   2,713,516
                                      ============= =========== =============

The accompanying notes are an integral part of these consolidated financial statements.


                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)

                                                                        From
                                                              Inception of the
                                                                  Development
                                                                    Stage on
                                                                    March 1,
                                      For the Nine Months Ended   1997 Through
                                             November 30,         November 30,
                                          2002           2001         2002
                                      ------------- ----------- -------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                  $       6,028 $ (185,319) $      35,015

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                          33,009    228,512          4,022
                                      ------------- ----------  -------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                         $      39,037 $   43,193  $      39,037
                                      ============= ==========  =============

CASH PAID DURING THE PERIOD FOR:

  Interest                            $      44,886 $      980  $      65,698
  Income taxes                        $           - $        -  $           -

NON-CASH FINANCING ACTIVITIES:

  Issuance of stock for services      $       8,500 $        -  $   1,226,099
  Issuance of stock for related party
  debt                                $     170,000 $  144,068  $   1,554,069
  Issuance of stock for debt          $      33,000 $        -  $      33,000
  Issuance of stock for subsidiary
  acquisition                         $           - $        -  $     309,150
  Issuance of stock for fixed assets  $           - $    2,400  $      58,400
  Issuance of stock for prepaid
  services                            $           - $        -  $       3,460
  Warrants issued below market value  $           - $        -  $     155,000

The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial statements
                   November 30, 2002 and February 28, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its February 28, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003.

NOTE 2 - GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has
       incurred losses from its inception through November 30, 2002.   It
       has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. During the next 12 months, the Company's plan of operation consists of the following:

       *  increase mining and milling activities at the Deer Trail Mine;
       * begin making sales and shipping concentrates to smelters for smelting and refining in the next two to three months;
       *  begin mining activities at the Silver Bell Mine in Summer, 2003;
       *  increase the number of full-time employees from 8 to approximately
          20;
       * explore the possibility of obtaining a joint venture partner to more fully develop Unico's mining operations;
       * explore the possibility of building a small portable gold processing plant which could be located at the Bromide Basin Mine which could crush and grind ore, and recover gold by gravity or flotation means; and
       * attempt to raise $200,000 to $300,000 through loans and/or the sale of Unico common stock to provide Unico with additional needed working capital.

       Management believes the Company's current cash as of November 30, 2002, will sustain operations for approximately sixty additional days. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

                   UNICO, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
             November 30, 2002 and February 28, 2002


NOTE 3 - MATERIAL EVENTS

       During the nine months ended November 30, 2002, the Company borrowed an additional $75,000 and made payments of $15,000 cash and $30,000 in stock on short-term notes payable with interest rates from 0% to 10%. The Company also borrowed an additional $63,795 from a related party.

       The Company entered into two notes payable for a total of $550,000 with an interest rate of 10% for five years with interest only payments due monthly. These notes are secured by the 680 acres of land that the Company owns near Deer Trail Mine and by the Company's Silver Bell Mining claims.

NOTE 4 - RECEIVABLE - RELATED PARTY

       On July 18, 2002, the Company advanced $20,000 to a related party. Repayment terms have not been established. On November 5, 2002, the Company received payment of $15,000 on the advance. The balance of the related party receivable at November 30, 2002 is $5,000.