Form 10KSB
period 2003-02-28
UNICO INC /AZ/
filed 2003-06-13
CIK 1110737

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended February 28, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                  Commission File No. 000-30239

                       UNICO, INCORPORATED
          ______________________________________________
          (Name of Small Business Issuer in its Charter)


              ARIZONA                                86-0205130
 ______________________________             _________________________
(State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
 Incorporation or Organization)


                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California 95954
         _______________________________________________
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (530) 873-4394


                               N/A
  _____________________________________________________________
  (Former Name or Former Address, if changed since last Report)


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

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: February 28, 2003 - $0.00.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of June 12, 2003, the aggregate market value of the voting stock held by non-affiliates was $2,946,783, based on approximately 65,484,074 shares of voting common stock of the registrant held by non-affiliates and the average bid and asked prices ($0.045) of the stock.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

      Not Applicable.

      APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of June 11, 2003 there were 77,507,974 shares of the issuer's common stock issued and outstanding.

      DOCUMENTS INCORPORATED BY REFERENCE

      Not Applicable.

Transitional Small Business Disclosure Format   Yes [ ] No [ X ]

                              PART I

Item 1.  Description of Business.

General.
-------

     Unico, Incorporated was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979. Unico, Incorporated has engaged in various mining activities since its inception. The names "Unico" "we", "our" and "us" used in this report refer to Unico, Incorporated.

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

     Unico worked for more than two years to reopen the Deer Trail Mine. Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. To date, the mining activities have been fairly limited. Unico presently has eight full time employees. There have been between 2 and 5 miners at various times working full time in the Deer Trail Mine both on mine development work and production work. Their efforts have been concentrated in the 3400 Area of the mine, from which they have been removing approximately 1,000 tons of ore per month. The ore is being stock-piled and some of it has been crushed. Some of the employees have worked on mine maintenance.

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

The Deer Trail Mine Development Agreement.
-----------------------------------------

     On October 5, 1998 Unico entered into the Deer Trail Mine Development Agreement with Guilderbrook, Inc. and Aurora Resources & Mining Corp. Guilderbrook, Inc. is owned by Gilbert A. Windheim, one of Unico's stockholders. Aurora Resources & Mining Corp. is owned by David F. Poisson and his wife. Mr. Poisson has been a director and assistant secretary of Unico since November 1999. The Deer Trail Mine Development Agreement was entered into at a time when Unico was seriously delinquent in its obligations under the Deer Trail Lease, and needed assistance with making both delinquent lease payments and future lease payments. The Deer Trail Mine Development Agreement required Guilderbrook, Inc. to provide $60,000 to Unico in order to pay past due lease payments and to provide $9,000 per month for future lease payments. In exchange for these payments, Guilderbrook, Inc. is to receive 25% of the net profits from the future mining operations ore sales, including all ore mined at the Deer Trail Mine.

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

Silver Bell Mine.
----------------

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

     Unico intends to commence some mining activities on the Silver Bell Mine in late Summer, 2003. Unico anticipates that it may mine approximately 60 tons of ore per day from the Silver Bell Mine initially. Unico intends to transport the ore to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mine.
------------------

     On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease"). Under the Revised Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Unico certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Revised Kaibab Mining Lease runs until March 31, 2004, and grants to Unico the option to purchase all of the property being leased. The option is exercisable during the two year term of the Revised Kaibab Mining Lease. There are no known, proven or probable reserves on the property.

     Under the Revised Kaibab Mining Lease, Unico has agreed to pay to Kaibab Industries, Inc. a 5% net smelter return upon all ore taken from the property during the term of the Revised Kaibab Mining Lease. The Revised Kaibab Mining Lease requires Unico to produce a minimum of 2,500 ounces of gold (or to pay to Kaibab Industries, Inc. a net smelter return equivalent to the amount that would have been paid if Unico had produced 2,500 ounces of gold) during the first year ending March 31, 2004, and to produce a minimum of 5,000 ounces of gold during the second year ending March 31, 2005. In the event that Unico is unable to meet the minimum production requirements, then Kaibab Industries, Inc. may terminate the Revised Kaibab Mining Lease.

     Unico commenced mining efforts on the Bromide Basin Mines in September 2001 with five full time miners. Mining efforts stopped in November 2001 due to weather. Mining activities resumed in late May 2002 and continued until early November 2002 when they stopped due to weather. They should resume in June 2003. At that time, Unico will continue to remove ore from the property, and transport the ore to the Deer Trail Mine site where it will be crushed and milled. Unico plans to continue to work to extend the El Padre Tunnel approximately 200 feet to get under the Bromide Vein in order to reach higher grade ore and make the mining efforts more efficient. Because of the Bromide Basin Mine's high elevation, mining activities are seasonal and will likely occur only from June through November.

Smelting and Refining.
----------------------

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

Dependence on Metal Prices.
---------------------------

     Unico's mining activities will be largely dependent on metal prices. The prices may fluctuate on the world commodity markets and will be beyond the influence of Unico. A substantial reduction in the price of metals might impede Unico's ability to economically mine or to raise additional capital.

Competition.
------------

     Unico competes with many mining companies in the U.S. and throughout the world. The majority of Unico's competitors are much larger and better financed than Unico. Some of Unico's competitors have closed mining operations in recent years due to low metal prices.

Employees.
---------

     Unico presently has 8 full time employees and 1 part time employee who are leased from another company. Five of these full time employees are
miners.   The other full time employees include a project manager, foreman and
3 other workers. The part time employee is an electrician. Unico believes that it will increase its number of employees to approximately 35 within the next twelve months. In the event the mining operations are successful, additional employees may be added in the future.

Governmental Regulation.
------------------------

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

Deer Trail Lease.
-----------------

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

     Unico intends to commence some mining activities on the Silver Bell Mine in Summer 2003. Unico anticipates that it may mine approximately 60 tons of ore per day from the Silver Bell Mine initially. The ore will be transported to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mines.
--------------------

     On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease"). Under the Revised Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Unico certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Revised Kaibab Mining Lease runs until March 31, 2004, and grants to Unico the option to purchase all of the property being leased. The option is exercisable during the two year term of the Revised Kaibab Mining Lease. There are no known, proven or probable reserves on the property.

     As consideration for the Revised Kaibab Mining Lease, Unico has agreed to pay to Kaibab Industries, Inc. a 5% net smelter return upon all ore taken from the property during the term of the Revised Kaibab Mining Lease. The Revised Kaibab Mining Lease requires Unico to produce a minimum of 2,500 ounces of gold (or to pay to Kaibab Industries, Inc. a net smelter return equivalent to the amount that would have been paid if Unico had produced 2,500 ounces of gold) during the first year ending March 31, 2004, and to produce a minimum of 5,000 ounces of gold during the second year ending March 31, 2005. In the event that Unico is unable to meet the minimum production requirements, then Kaibab Industries, Inc. may terminate the Revised Kaibab Mining Lease.

Purchase of Mining Equipment.
-----------------------------

     In April 2003, Unico purchased certain mining equipment from Kaibab Industries, Inc. for $165,000. To pay for the equipment, Unico executed a promissory note which requires Unico to make payments of $2,000 per month until April 1, 2005 at which time Unico must pay the balance in full.

Item 3.  Legal Proceedings.

     Except as described below, Unico is not:

     .   a party to any material pending legal proceedings;

     . its property is not subject to any material pending legal proceedings; and

     . to the best of Unico's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against Unico:

         On August 8, 1996, The Allen Ball and Connie Ball Living Trust filed a lawsuit against Unico in the Third Judicial District Court in and for Salt Lake County, State of Utah (Case No. 960905503) in which the trust sought to collect approximately $286,000 plus accrued interest on a promissory note from Unico. In September 1996 Unico filed its answer to the complaint alleging that the promissory note had been paid in full through the issuance of 151,512 shares of Unico common stock. Unico denies any liability. This case has been inactive for approximately six years.

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

Quarter ended                 High bid          Low bid
-------------                 --------          -------

May 31, 2001                   $.215             $.10
August 31, 2001                $.13              $.081
November 30, 2001              $.11              $.07
February 28, 2002              $.09              $.06
May 31, 2002                   $.17              $.065
August 31, 2002                $.175             $.075
November 30, 2002              $.105             $.055
February 28, 2003              $.092             $.059

Number of Stockholders.
----------------------

      As of June 11, 2003 there were approximately 534 stockholders of record. Because many of the shares are held in broker or street name, Unico believes that it has significantly more than 534 beneficial stockholders.

Dividend Information.
--------------------

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

Recent Sales of Unregistered Securities.
----------------------------------------

     During the fourth quarter of the fiscal year ended February 28, 2003, Unico made the following sales of securities which were not registered under the Securities Act of 1933:


Date      Recipient            No. of shares  Consideration Valuation
-----     ----------           -------------  ------------- ---------
1/29/03   Michael Margolin
            & Debra Margolin      55,000         Cash       ($.10) per share
1/29/03   Fred Margolin
            & Cathy Margolin      60,000         Cash       ($.10) per share
1/29/03   Lance Margolin          15,000         Cash       ($.10) per share
1/29/03   Steven Margolin         50,000         Cash       ($.10) per share
1/23/03   Carolyn M. Gabriel     125,000         Cash       ($.16) per share

Each of the persons named in the table above who purchased shares during the fourth quarter of the fiscal year ended February 28, 2003 (other than Carolyn
M. Gabriel) received options to purchase an equal number of shares at the same cash price per share during the two years following their stock purchases.

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

     For information concerning sales of shares of Unico's common stock by Unico which were not registered under the Securities Act of 1933 during the first nine months of the fiscal year ended February 28, 2003, please refer to Unico's quarterly reports for the quarters ended November 31, 2002, August 31, 2002, and November 30, 2002. For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2002 and 2001 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 28, 2002 and 2001, respectively.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

     During the next 12 months, our plan of operation consists of the following:

     . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
     .  Increase milling activities at the Deer Trail Mine in June 2003;
     . Begin making sales and shipping concentrates to smelters for smelting and refining in June or July 2003;
     .  Begin mining activities at the Silver Bell Mine in Summer 2003;
     . Increase the number of full-time employees from 8 to approximately 35; . Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
     . Explore the possibility of building a small portable gold processing plant to be located at the Deer Trail mine to recover gold by gravity or flotation means; and
     . Raise a minimum of $250,000 in additional equity capital, loans and/or other financing transactions.

     Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $250,000 in equity or debt financing during the next 2 to 3 months. The Company's current cash will sustain operations for approximately 60 days.

Management's discussion and analysis of
financial condition and results of operations.
----------------------------------------------

     Results of operations. During the year ended February 28, 2003, Unico experienced a net loss in the amount of $624,167, or approximately ($0.01) per share, which is $150,272 less than the net loss of $774,439, or approximately ($0.01) per share, incurred in the fiscal year ended February 28, 2002.

     Unico attributes the decreased net loss for the year ended February 28, 2003 primarily to a $638,025 gain on expiration of debt, which was partially offset by a $279,260 bad debt expense incurred in writing off a stock subscription receivable. General and administrative expenses also increased $186,561 in the fiscal year ended February 28, 2003.

     Liquidity and capital resources. Presently our liquid resources are sufficient to support operations for approximately 60 days. We are dependent on raising approximately $250,000 to successfully implement our 12 month business plan described above.

     Our auditors have issued a "going concern" opinion in note 8 of our audited financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $250,000 in equity or debt capital or through other financing transactions in the next 2 to 3 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

     We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management and/or others. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing, for which we have no commitments.

     Revenue. We have had no revenues from operations during the past two fiscal years. We anticipate generating revenues from operations beginning in the Summer 2003.

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



Item 7.  Financial Statements



                   UNICO, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                        February 28, 2003

                         C O N T E N T S


Independent Auditors' Report................................................3

Consolidated Balance Sheet..................................................4

Consolidated Statements of Operators........................................6

Consolidated Statements of Stockholders' Equity (Deficit)...................7

Consolidated Statements of Cash Flows......................................13

Notes to Consolidated Financial Statements.................................15

                  INDEPENDENT AUDITORS'  REPORT


Unico, Inc. and Subsidiaries
Board of Directors
Magalia, California

We have audited the accompanying consolidated balance sheet of Unico, Inc. and Subsidiaries as of February 28, 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 28, 2003 and February 28, 2002 and from inception of the exploration stage on March 1, 1997 through February 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico, Inc. and Subsidiaries as of February 28, 2003 and the results of their operations and their cash flows for the years ended February 28, 2003 and February 28, 2002 and from inception of the exploration stage on March 1, 1997 through February 28, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is an exploration stage company with no operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ Associates & Consultants, LLP


HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 11, 2003

                   UNICO, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheet


                              ASSETS

                                                                 February 28,
                                                                    2003
                                                                -------------

CURRENT ASSETS

  Cash and cash equivalents                                     $     33,557
  Certificate of deposit                                               5,293
  Employee advances                                                      650
                                                                -------------

    Total Current Assets                                              39,500
                                                                -------------
PROPERTY AND EQUIPMENT

  Property and equipment, net (Note 4)                               767,203
                                                                -------------

OTHER ASSETS

  Refundable deposit                                                     500
  Reclamation bond                                                    38,401
                                                                -------------

    Total Other Assets                                                38,901
                                                                -------------

      TOTAL ASSETS                                              $    845,604
                                                                =============













      The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
              Consolidated Balance Sheet (Continued)



          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 February 28,
                                                                     2003
                                                                -------------

CURRENT LIABILITIES

  Bank overdraft                                                $        411
  Accounts payable                                                    30,271
  Accrued expenses                                                     9,778
  Notes payable - related party (Note 6)                             697,716
  Notes payable - current (Note 5)                                   319,000
  Accrued interest payable                                           216,655
  Accrued interest payable - related party                            69,387
  Commitments and contingencies (Note 9)                             162,615
                                                                -------------

    Total Current Liabilities                                      1,505,833
                                                                -------------
LONG TERM LIABILITIES

  Notes payable - non current (Note 5)                               548,466
                                                                -------------

    Total Long-Term Liabilities                                      548,466
                                                                -------------

    Total Liabilities                                              2,054,299
                                                                -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at $0.10 par
   value; 74,427,974 shares issued and outstanding                 7,442,799
  Additional paid-in capital                                         770,881
  Deficit accumulated prior to exploration stage                  (3,788,522)
  Deficit accumulated during the exploration stage                (5,633,853)
                                                                -------------

    Total Stockholders' Equity (Deficit)                          (1,208,695)
                                                                -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $    845,604
                                                                =============




       The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                                     From
                                                                   Inception
                                                                    of the
                                                                  Exploration
                                                                   Stage on
                                           For the Years Ended      March 1,
                                              February 28,       1997 Through
                                      -------------------------- February 28,
                                           2003         2002          2003
                                      ------------- ------------ -------------

REVENUES                              $          -  $         -  $          -

EXPENSES

  Bad debt expense                         279,260            -       279,260
  General and administrative               769,595      583,034     3,776,323
  Depreciation                              78,064       67,510       302,143
                                      ------------- ------------ -------------

    Total Expenses                       1,126,919      650,544     4,357,726
                                      ------------- ------------ -------------

     Loss from Operations               (1,126,919)    (650,544)   (4,357,726)
                                      ------------- ------------ -------------
OTHER INCOME (EXPENSES)

  Interest income                            1,537        3,678        13,957
  Interest expense                        (136,810)    (127,573)     (899,554)
  Decline in value assets                        -            -      (651,810)
  Settlement of debt                             -            -       (91,000)
  Gain on expiration of debt               638,025            -       638,025
  Loss on valuation of asset                     -            -      (309,817)
  Gain on gold contract                          -            -        24,072
                                      ------------- ------------ -------------

    Total Other Income (Expenses)          502,752     (123,895)   (1,276,127)
                                      ------------- ------------ -------------

NET LOSS                              $   (624,167) $  (774,439) $ (5,633,853)
                                      ============= ============ =============

NET LOSS PER SHARE                    $      (0.01) $     (0.01)
                                      ============= ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     73,518,755   68,083,444
                                      ============= ============


       The accompanying notes are an integral part of these consolidated financial statements.



                           UNICO, INC. AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity (Deficit)

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

                                         7


                           UNICO, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

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
                                    ----------- ---------- ------------- ------------ --------- ------------

The accompanying notes are an integral part of these consolidated financial statements.
                                         8

                           UNICO, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

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

                                         9

                           UNICO, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance                             69,454,487  $6,945,450 $    644,381  $  (379,260) $      -  $(8,023,769)

November 14, 2001, common stock
 and options issued for cash at
 $0.10 per share                       100,000      10,000            -            -         -            -

November 14, 2001, common stock
 and options issued for cash at
 $0.10 per share                       100,000      10,000            -            -         -            -

November 14, 2001, common stock
 issued for equipment at $0.10
 per share                              24,000       2,400            -            -         -            -

December 26, 2001, common stock
 issued for cash at $0.10 per share    250,000      25,000            -            -         -            -

December 26, 2001, common stock
 issued for cash at $0.10 per share    100,000      10,000            -            -         -            -

December 26, 2001, common stock
 issued for services at $0.10 per
 share                                  55,000       5,500            -            -         -            -

January 17, 2002, common stock
 issued for cash and services at
 $0.10 per share                       314,487      31,449            -            -         -            -

January 17, 2002, common stock
 issued for services and prepaid
 services at $0.10 per share           100,000      10,000            -            -    (3,460)           -

January 17, 2002, common stock
 issued for services at $0.10
 per share                             100,000      10,000            -            -         -            -

January 17, 2002, common stock
 issued for services at $0.10
 per share                             500,000      50,000            -            -         -            -

January 17, 2002, common stock
 issued for services at $0.10
 per share                              10,000       1,000            -            -         -            -

January 17, 2002, common stock
 issued for cash at $0.10 per share    200,000      20,000            -            -         -            -

February 7, 2002, common stock
 issued for services at $0.10 per
 share                                 150,000      15,000            -            -         -            -

February 7, 2002, common stock
 issued for cash at $0.10 per share    250,000      25,000            -            -         -            -
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance forward                     71,707,974  $7,170,799 $    644,381  $  (379,260) $ (3,460) $(8,023,769)
                                    ----------- ---------- ------------- ------------ --------- ------------


The accompanying notes are an integral prat of these consolidated financial statements.


                           UNICO, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance forward                     71,707,974  $7,170,799 $    644,381  $  (379,260) $ (3,460) $(8,023,769)

Net loss for the year ended
 February 28, 2002                           -           -            -            -         -     (774,439)
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance, February 28, 2002          71,707,974   7,170,799      644,381     (379,260)   (3,460)  (8,798,208)

March 7, 2002, common stock
 issued for cash at $0.10 per
 share                                 100,000      10,000            -            -         -            -

March 20, 2002, common stock
 issued for cash at $0.10 per
 share                                  50,000       5,000            -            -         -            -

March 20, 2002, common stock
 issued for services at $0.10 per
 share                                  25,000       2,500            -            -         -            -

March 20, 2002, common stock
 issued for conversion of related
 party debt at $0.10 per share          30,000       3,000            -            -         -            -

April 10, 2002, common stock
 issued for cash and services
 at $0.10 per share                     75,000       7,500            -            -         -            -

April 10, 2002, common stock
 issued for cash and services
 at $0.10 per share                     75,000       7,500            -            -         -            -

June 4, 2002, common stock
 issued for debt at $0.10 per
 share                                 300,000      30,000            -            -         -            -

June 4, 2002, common stock
 issued for cash at $0.10 per
 share                                  50,000       5,000            -            -         -            -

June 5, 2002, common stock issued
 for conversion of related party
 debt at $0.17 per  share            1,700,000     170,000      119,000            -         -            -

August 31, 2002, common stock
 issued for services at $0.10 per
 share                                  10,000       1,000            -            -         -            -

Prepaid services expensed                    -           -            -            -     3,460            -

January 23, 2003, common stock
 issued for cash at $0.16 per share    125,000      12,500        7,500            -         -            -

January 23, 2003, cancelled
 common stock previously issued as
 subscription                       (1,000,000)   (100,000)           -      100,000         -            -
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance Forward                     73,247,974  $7,324,799 $    770,881  $  (279,260) $      -  $(8,798,208)
                                    ----------- ---------- ------------- ------------ --------- ------------

The accompanying notes are an integral part of these consolidated financial statements.
                                        11

                           UNICO, INC. AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                           Additional    Stock
                                         Common Stock      Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance Forward                      73,247,974 $7,324,799 $    770,881  $  (279,260) $      -  $(8,798,208)

January 29, 2003, common stock
 issued for cash at $0.10 per share     180,000     18,000            -            -         -            -

February 3, 2003, common stock
 issued for services at $0.10 per
 share                                  350,000     35,000            -            -         -            -

February 14, 2003, common stock
 issued for services at $0.10 per
 share                                  350,000     35,000            -            -         -            -

February 24, 2003, common stock
 issued for services at $0.10 per
 share                                  300,000     30,000            -            -         -            -

Write-off stock subscription
 receivable to bad debt expense               -          -            -      279,260         -            -

Net loss for the year ended
 February 28, 2003                            -          -            -            -         -     (624,167)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, February 28, 2003           74,427,974 $7,442,799 $    770,881  $         -  $      -  $(9,422,375)
                                    =========== ========== ============= ============ ========= ============


Deficit accumulated prior to the exploration stage                                              $(3,788,522)
Deficit accumulated during the exploration stage                                                 (5,633,853)
                                                                                                ------------

                                                                                                $(9,422,375)
                                                                                                ============






The accompanying notes are an integral part of these consolidated financial statements.

                                        12


















                           UNICO, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows

                                                                                        From
                                                                                      Inception
                                                                                       of the
                                                                                     Exploration
                                                                                      Stage on
                                                              For the Years Ended      March 1,
                                                                  February 28,       1997 Through
                                                          -------------------------- February 28,
                                                              2003         2002          2003
                                                          ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                  $   (624,167) $  (774,439) $ (5,633,853)
Adjustments to reconcile net loss to net cash
 (used) by operating activities:
   Stock issued for services                                   108,500      120,379     1,326,099
   Bad debt expense                                            279,260            -       279,260
   Warrants issued below market value                                -            -       155,000
   Depreciation expense                                         78,064       67,510       302,143
   Loss on disposition of asset                                      -            -       (21,055)
   Settlement of debt                                                -            -        19,000
   Gain on expiration of debt                                 (638,025)           -      (638,025)
   Gain on gold contract                                             -            -       (24,072)
   Decline in value of assets                                        -            -       960,960
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and
    related receivables                                           (650)         433           (65)
   Decrease in prepaid expenses                                  3,460            -         3,460
   (Increase) in other assets                                     (286)     (24,408)       (6,192)
   Increase in accounts payable and other liabilities           37,267       46,391       975,693
                                                          ------------- ------------ -------------

     Net Cash (Used) by Operating Activities                  (756,577)    (564,134)   (2,301,647)
                                                          ------------- ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of land                                                  -            -       (50,000)
   Decrease in investment                                            -            -        95,068
   Purchase of fixed assets                                    (79,824)     (85,860)     (562,415)
                                                          ------------- ------------ -------------

     Net Cash (Used) by Investing Activities                   (79,824)     (85,860)     (517,347)
                                                          ------------- ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in back overdraft                        (3,644)       4,055           411
   Proceeds from notes payable - related party                 161,127      147,436     1,110,912
   Proceeds from notes payable                                 613,000        5,000       618,000
   Payments on notes payable                                    (1,534)    (150,000)     (151,534)
   Issuance of stock for cash                                   68,000      448,000     1,228,750
   Receipt of stock subscription receivable                          -            -        41,990
                                                          ------------- ------------ -------------

     Net Cash Provided by Financing Activities            $    836,949  $   454,491  $  2,848,529
                                                          ------------- ------------ -------------


The accompanying notes are an integral part of these consolidated financial statements.







                           UNICO, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Continued)

                                                                                        From
                                                                                      Inception
                                                                                       of the
                                                                                     Exploration
                                                                                      Stage on
                                                              For the Years Ended      March 1,
                                                                  February 28,       1997 Through
                                                          -------------------------- February 28,
                                                              2003         2002          2003
                                                          ------------- ------------ -------------

NET INCREASE (DECREASE) IN CASH                           $        548  $  (195,503) $     29,535

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD               33,009      228,512         4,022
                                                          ------------- ------------ -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     33,557  $    33,009  $     33,557
                                                          ============= ============ =============
CASH PAID DURING THE PERIOD FOR:

 Interest                                                 $     71,668  $     3,680  $     20,812
 Income taxes                                             $          -  $         -  $          -

NON-CASH FINANCING ACTIVITIES:

 Issuance of stock for services                           $    108,500  $   120,379  $  1,326,099
 Issuance of stock for prepaid services                   $          -  $     3,460  $      3,460
 Issuance of stock for debt                               $    322,000  $   144,069  $  1,384,069
 Issuance of stock for subsidiary acquisition             $          -  $         -  $    309,150
 Issuance of stock for fixed assets                       $          -  $     2,400  $     58,400




























The accompanying notes are an integral part of these consolidated financial statements.

                                        14






                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Unico, Inc. (the Company) was organized under the laws of the State of Arizona on May 27, 1966 under the name of I.I. Incorporated. The name was later changed to Industries International, Incorporated, then Red Rock Mining Co., Inc. and finally Unico, Inc. The Company was incorporated for the purpose of exploring and, if warranted, developing unpatented lode mining claims. The Company is presently maintaining and drilling the claims through sampling, tunnel cleaning, timbering, drill site preparation and other evaluation activities while seeking financing for further exploration and development. To date, there has been no material production from the claims and there are no known, proven or probable reserves. Per guidance obtained from the Securities Act Industry Guide #7, the Company is considered an exploration stage company because it does not have known proved and probable reserves as verified by independent specialists.

HydroClear, Ltd., the Company's wholly-owned subsidiary, was organized for the purpose of marketing water purification units used for purifying swimming pool or cooling tower water by eliminating bacteria and algae without the use of chlorine or bromine. HydroClear, Ltd. is currently inactive.

Between September and December 2000, the Company acquired all of the outstanding shares of Silver Bell Mining, Inc. The Company acquired 29 mining claims through this acquisition. The investment was written down to its
estimated net realizable value of     $-0- at February 28, 2000.  The
acquisition was accounted for as a purchase per APB No. 16. No value was attributed to the mining claims.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February 28, or 29, year-end.

b.  Basic Loss Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                      For the Years Ended
                                                          February 28,
                                                  ---------------------------
                                                       2003         2002
                                                  ------------- -------------

     Net loss (numerator)                         $   (624,167) $   (774,439)
     Weighted average shares outstanding
      (denominator)                                 73,518,755    68,083,444
                                                  ------------- -------------

     Basic loss per share                         $      (0.01) $      (0.01)
                                                  ============= =============

Dilutive loss per share is not presented due to potentially dilutive items being antidilutive in nature. The Company has excluded 4,808,041 common stock equivalents at February 28, 2003. See Note 10.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of February 28, 2003 and 2002:

                                                       2003          2002
                                                  ------------- -------------
Deferred tax assets:
 NOL Carryover                                    $  1,516,950  $  1,429,135

Deferred tax liabilities:
 Accumulated depreciation                             (111,100)      (96,000)

Valuation allowance                                 (1,405,850)   (1,333,135)
                                                  ------------- -------------

Net deferred tax asset                            $          -  $          -
                                                  ============= =============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended February 28, 2003 and 2002 due to the following:

                                                       2002          2001
                                                  ------------- -------------
Book loss                                         $   (243,425) $   (302,030)
Depreciation                                           (15,205)      (41,830)
Accrued interest                                        23,465        21,425
Forgiveness of debt                                     (7,995)            -
Bad debt                                               108,911             -
Other                                                   19,219           450
Stock for services/options expense                      42,315        46,950
Valuation allowance                                     72,715       275,035
                                                  ------------- -------------
                                                  $          -  $          -
                                                  ============= =============

At February 28, 2003, the Company had net operating loss carryforwards of approximately $3,860,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the February 28, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Provision for Taxes (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

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

g.  Recoverability of Asset Costs

Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis.
We estimate the net realizable value of asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from proven and probable ore reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If undiscounted cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Recent Accounting Pronouncements

During the years ended February 28, 2003, and 2002, the Financial Accounting Standards Board adopted the following Statements of Financial Accounting
Standards:

    . SFAS No. 141, Business Combinations;
    . SFAS No. 142, Goodwill and Other Intangible Assets;
    . SFAS No. 143, Accounting for Asset Retirement Obligations;
    . SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived
      Assets;
    . SFAS No. 145, Recision of FASB Statements 4, 44, and 64, amendment of
      Statement 13, and Technical Corrections;
    . SFAS No. 146, Accounting for Exit or Disposal Activities;
    . SFAS No. 147, Acquisitions of certain Financial Institutions; and
    . SFAS No. 148, Accounting for Stock Based Compensation.

These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

i.  Properties Under Development

Upon determination that a mineral property can be economically developed and proven and probable reserves have been determined, costs incurred are capitalized until the assets are put in service, at which time the capitalized costs are depreciated and depleted in accordance with the policies previously described.

Financing costs, including interest, are capitalized on the basis of expenditures incurred for the acquisition and development of projects, without restriction to specific borrowings for these projects, while the projects are actively being prepared for proposed production. Capitalization is discontinued when the asset is ready for its intended use.

j.  Exploration Properties

Mineral exploration expenditures are expensed as incurred. Property acquisition costs relating to exploration properties are also expensed until the economic viability of the project is determined and proven and probable reserves quantified. Costs associated with economically viable projects are depreciated and amortized in accordance with the policies described above. If a project is not viable, the accumulated project costs are charged to operations in the period in which that determination is made.

NOTE 3 - MINING CLAIMS AND LEASES

The Company currently has operations (exploratory in nature) at two mine locations. Both sites are underground mines with access via improved roadways. No independent or commercial estimate of the reserves has yet been obtained. A summary description of each site and the releases leases are described as follows.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002


NOTE 3 - MINING CLAIMS AND LEASES (Continued)

Dear Trail Mine
---------------

On March 30, 1992, the Company entered into a 10 year Mining Lease and Option to Purchase Agreement, which became effective June 1, 1992, covering twenty-eight (28) patented claims, five (5) patented mill sites and one hundred seventy one (171) unpatented claims located approximately 5 miles south of Marysvale, Utah (the Deer Trail Mine). A new Mining Lease and Option to Purchase was entered into between the same parties on December 1, 2001 which replaced the earlier lease. The new Lease expires June 1, 2004. Under the new Lease the Company is required to pay as rental for the leased claims, a five percent (5%) royalty upon all ore taken and sold from the premises, with a minimum royalty of $10,000 per month, regardless of the amount of actual production from the Lease during any given month. The Company is also required to pay all utility costs and taxes on the claims estimated to be approximately $25,000 per year. The Mining Lease and Option to Purchase grants to the Company an option to purchase all the claims and mill sites, including all dumps, equipment and personal property contained therein at a price of $4,000,000 plus the lessor would retain a carried interest of three percent (3%) of net smelter returns from the claims in perpetuity. The option may be exercised at any time prior to the termination date of the Lease. On October 5, 1998, the Company entered into a development agreement with Guilderbrook, Inc. whereby Guilderbrook, Inc. will jointly provide necessary financial and management resources to retain the Deer Trail Mine lease. For this, Guilderbrook, Inc. will receive 25% of the net profits from the mine operations subsequent ore sales. Since 1998, Mr. Guilderbrook has paid $9,000 of each required monthly royalty payment of $10,000, with the Company remitting the balance.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002


NOTE 3 - MINING CLAIMS AND LEASES (Continued)

Henry Mountain Mine
-------------------

On July 20, 2001, the Company entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc. covering certain mining claims located in the Henry Mountain mining district in Garfield County, State of Utah containing approximately 400 acres (the Bromide Basin Mine) and certain equipment and other personal property. The Lease Agreement continues for a term of 3 years, and requires that the Company pay a five percent (5%) net smelter return upon all ore taken from the leased premises during the term of the Lease Agreement. The Lease Agreement also contains certain minimum production requirements that require that the Company must produce not less than the lesser of the following: (a) the mining and removal of a minimum of 1,000 tons of ore per month from the leased premises; or (b) the refining of a minimum of 1,000 ounces of gold per month mined from the leased premises. In the event that the Company fails to meet the minimum production requirements, the Lessor may terminate the Lease and require the Company to purchase all or any portion of the equipment and personal property described In the Lease Agreement. The total agreed upon value of all of the personal property described in exhibits to the Lease Agreement is approximately $164,755. The Company is also required to pay all taxes and assessments levied against the leased premises on account of production of ore under the Lease Agreement.
The lease grants to the Company an option to purchase the claims and all personal property covered under the Lease for the exercise price of $1,000,000 less any amounts paid by the Company for the separate purchase of any of the equipment or other personal property described in the Lease Agreement. As of February 28, 2003, no ore has yet been produced related to this property. As a result, the Company has renegotiated the terms of the lease agreement subsequent to year-end (See Note 11).

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002



NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

               Description                 Useful Lives
               ------------                ------------
               Automobiles                 4 years
               Mining equipment            5 and 12 years


Property and Equipment consist of the following:

                                                          February 28,
                                                              2003
                                                          -------------

               Automobiles                                $     51,724
               Mining equipment                                840,321
               Other equipment                                   2,400
               Land                                            200,000
                                                          -------------

                   Total property and equipment              1,094,445
                                                          -------------

               Less: accumulated depreciation                 (327,242)
                                                          -------------

               Net Property and Equipment                 $    767,203
                                                          =============

Depreciation expense for the years ended February 28, 2003 and 2002 amounted to $78,064 and $67,510, respectively.

NOTE 5 - NOTES PAYABLE

Joint Venture
--------------

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

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002



NOTE 5 - NOTES PAYABLE (Continued)

Joint Venture (Continued)
-------------------------

However, in response to litigation initiated by the Company, a proposed settlement terminating the Joint Venture was signed on June 30, 1994. Provisions included the return of all mine interests, all improvements thereto, the benefit of all payments, engineering, etc. and a fluorite contract to the Company. The Company is obligated to pay $250,000 plus $36,000 along with interest at an annual rate of nine percent (9%) in thirty-six (36) equal payments beginning in October 1994. The $286,000 could potentially be convertible to the Company's stock. Additionally, the Company will be obligated to pay one-fourth of the net profit from future mine operations. The note is currently in default, making the entire balance due as of the balance sheet date. The balance due at February 28, 2003 was $286,000, plus accrued interest of $215,685.

Hirschberg Notes
-----------------

On June 14, 2002, the Company received two loans totaling $550,000 from a significant shareholder. One promissory note for $350,000 accrues interest at 10% per annum, and is secured by the Silver Bell mining claims. The other promissory note for $200,000 accrues interest at 10% per annum and is secured by 680 acres of land owned by the Company located in Piute County, Utah near the Deer Trail mine. The Company is required to submit monthly interest payments with the full unpaid principal balance to be pain on or before June 7, 2007. During the year ended February 28, 2003, the Company paid $35,138 in monthly interest payments. As of February 28, 2003, the Company owes $548,466 and $4,204 of principal and accrued interest, respectively.

Other Financing
---------------

During the year ended February 28, 2003, the Company obtained temporary financing from a private investor totaling $63,000. The loan is due on demand and accrues interest at a rate of 10% per annum. On June 4, 2002, the Company repaid $30,000 of the outstanding balance through the issuance of common stock. As of February 28, 2003, the balance and accrued interest related to the debt was $33,000 and $970, respectively.

NOTE 6 - NOTES PAYABLE - RELATED PARTY

Advances from related parties amounted to $697,716 at February 28, 2003, are due on demand, and accrue interest at 10% per annum. Accrued interest due to related parties is $69,387 at February 28, 2003. Interest expense amounted to $99,010 and $54,934 for the years ended February 28, 2003 and 2002, respectively. On June 5, 2002, the Company converted $289,000 of the accrued interest owed to a related party into 1,700,000 shares of common stock at $0.17 per share.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002



NOTE 7 - EXPIRATION OF DEBT

During the year ended February 28, 2003, the Company engaged its legal counsel to review the Company's recorded obligations. As a result of this review, the Company identified several debts that have expired under the statue of limitations. A summary of the expired liabilities is presented below.

         Accounts payable                         $     24,459
         Note payable                                   20,500
         Gold contracts payable                         34,812
         Service contracts payable                     318,870
         Accrued interest                              239,384
                                                  -------------

         Total gain on expiration of debt         $    638,025
                                                  =============

NOTE 8 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception
through February 28, 2003.   It has not established any revenues with which to
cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

         . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
         .  Increase milling activities at the Deer Trail Mine in June 2003;
         . Begin making sales and shipping concentrates to smelters for smelting and refining in June or July 2003;
         .  Begin mining activities at the Silver Bell Mine in Summer 2003;
         .  Increase the number of full-time employees from 8 to approximately
            35;
         . Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
         . Explore the possibility of building a small portable gold processing plant to be located at the Deer Trail mine to recover gold by gravity or flotation means; and
         . Raise a minimum of $250,000 in additional equity capital, loans and/or other financing transactions.

Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $250,000 in equity or debt financing during the next 2 to 3 months. The Company's current cash will sustain operations for approximately 60 days.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002




NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

On August 8, 1996, the Allen Ball and Connie Ball Living Trust filed suit against the Company. The suit is for the $286,000 plus accrued interest as summarized in Note 6. The Company has engaged counsel to defend itself in the action.

In an action filed by the Mine Safety and Health Administration (MSHA) the Company was assessed certain penalties as a result of citations issued by MSHA. During January 2000, the Company settled with MSHA and is required to pay penalties totaling $22,000. The penalties are to be paid in eight installments of $2,750 beginning May 1, 2000 and continuing every six months until paid. The Company still owes $5,500 at February 28, 2003 which has been accrued for in the accompanying consolidated financial statements.

Gold Delivery Contract
----------------------

During 1995, the Company entered into a gold delivery contract for the advance payment of gold. The contract, allowed the Company to collect $141,000, net of commissions. The contract called for the Company to deliver gold, in increments of not less than one troy ounce, beginning six months from the purchase date. The Company has never delivered the gold as required under the agreement.

On February 9, 2000, a case was filed in Superior Court, Maricopa County, Arizona against the Company. The Plaintiffs sought $150,000 plus interest as a result of the alleged breach of contract by the Company. The litigation was subsequently settled for $141,500, which has been accrued and is payable as follows:

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

As further security, the amount owed has been secured by a stock pledge in the amount of 1,000,000 shares of the Company stock held in escrow account. As of February 28, 2003, the Company is current in its repayment obligation and has accrued the remaining balance, of $107,115, that is payable under the settlement.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002



NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Former Employee Lawsuit
-----------------------

A former employee filed suit against the Company during 1998 in the United States District Court for the District of Utah. The former employee was injured during his unauthorized use of the Company's equipment. This matter was settled for $110,000 payable as follows:

   1. $35,000 paid in May 2001
   2. $25,000 due each April 15 starting in 2002 through 2004

If the Company defaults, the plaintiff may take a judgment against the Company in the amount of $250,000, less any payments already made. As of February 28, 2003,the Company was current in making scheduled payments, and the Company still owed $50,000 related to this obligation.

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

NOTE 10 - OUTSTANDING STOCK OPTIONS

During the year ended February 28, 2003, the Company issued 580,000 options to purchase the Company's common stock. Each option is convertible into one share of common stock at an exercise price of $0.10 per share. The options have been issued as compensation for consulting services and as incentives for the purchase of common stock for cash, and generally have a life of two to three years.

A summary of the Company's outstanding stock options as of February 28, 2003, including all changes during the year, is presented below:

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002


NOTE 10 - OUTSTANDING STOCK OPTIONS (Continued)

                                                                Weighted
                                                                Average
                                                                Exercise
                                                      Shares    Price
                                                   ------------- -------------
  Options outstanding at February 28, 2002:

    Options issued in 1997                           1,000,000  $      0.10
    Options issued in 2000                             950,000         0.10
    Options issued in 2001                           1,037,500         0.13
    Options issued in 2002                           4,278,041         0.11
                                                  ------------- -------------

    Total options outstanding, February 28, 2002     7,265,541         0.11

  Summary of activity for 2003:

    Granted                                            580,000         0.10
    Canceled                                                 -            -
    Exercised                                         (175,000)        0.14
    Expired                                         (2,862,500)        0.10
                                                  ------------- -------------

  Outstanding, February 28, 2003                     4,808,041  $      0.11
                                                  ============= =============

  Exercisable, February 28, 2003                     4,808,041  $      0.11
                                                  ============= =============


NOTE 11 - SUBSEQUENT EVENTS

Stock Issuances
---------------

Subsequent to February 28, 2003, the Company has issued 2,050,000 shares of common stock valued at $0.10 per share in exchange for consulting services.

On April 22, 2003, the Company sold 30,000 shares of common stock for cash at $0.10 per share.

On April 22, 2003, the Company issued warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.10 per share. The warrants were issued in exchange for consulting services to be provided in fiscal 2004, and will expire on April 18, 2006.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                    February 28, 2003 and 2002


NOTE 11 - SUBSEQUENT EVENTS (Continued)

Notes Payable - Related Party
-----------------------------

Subsequent to February 28, 2003, related parties made additional advances to the Company in the amount of $100,000.

Mining Claims and Leases
------------------------

Subsequent to February 28, 2003, the Company renegotiated the terms of the Henry Mountain mining lease. Per the revised mining lease, the minimum production requirements have been changed to allow the time needed (to date) to prepare the mine and site for operations. The revised minimum production requirements require the Company to produce 2,500 ounces of gold during the first year of the revised agreement, and 5,000 ounces during the second year. All other terms of the original agreement remained largely unchanged.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     During our two most recent fiscal years ended February 28, 2003, or any later interim period, Unico has not had a principal independent accountant or an independent accountant on whom the principal independent accountant expressed reliance in its report, resign, decline to stand for re-election, or be dismissed.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The names and ages of all directors and executive officers of Unico and all persons nominated or chosen to become directors and officers appear in the table below:

Name                    Age   Position with Unico
------                 -----  --------------------

Ray C. Brown            80    Chief executive officer and chairman
                              of board of directors

Wayne M. Ash            63    President

Kiyoshi Kasai           86    Vice president and director

David F. Poisson        52    Assistant secretary and director

C. Wayne Hartle         66    Secretary and director

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

     Wayne M. Ash has served as president of Unico since February 2003. From 1986 to the present, Mr. Ash has served as president of Ash & Associates Consulting Ltd. Mr. Ash has evaluated over 100 mineral prospects and potential mining properties in Canada, the United States, Latin America and Asia. Mr. Ash has more than forty years experience in the mining industry.

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

     W. Dan Proctor, age 51, has served as project manager for Unico since September 1999. Mr. Proctor has served as a director and as president of -Silver Bell Mining Company, Incorporated since 1993. Silver Bell Mining Company, Incorporated has been a wholly-owned subsidiary of Unico since December 2001. From 1994 until August 1999, Mr. Proctor was Chief Geologist for Clifton Mining Company and American Consolidated Mining Company of Alpine, Utah. He also worked as an independent geological and mining consultant for the same period. From 1985 to 1994 he was a geologist with Centurion Mines of Salt Lake City, Utah. He is a Certified MSHA safety instructor. He has worked in the mining industry for over 20 years.

Family Relationships.
--------------------

    There are no family relationships between any directors or executive officers of Unico, either by blood or by marriage.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended February 28, 2003, except for the following:

     (1) Kenneth Brown, Unico's former president, filed a Form 4 report on or about October 22, 2002, to report a purchase of 500,000 shares which occurred on June 5, 2002.

     (2) David Poisson, a director, filed a Form 4 report on or about October 15, 2002 to report a purchase of 200,000 shares which occurred on June 5, 2002.

Item 10. Executive Compensation.

Cash Compensation
-----------------

     The following table describes compensation paid to Ray C. Brown as Unico's chief executive officer as well as annual compensation of $100,000 or more paid to any executive officer or director of Unico for services rendered to Unico for the years ended February 28, 2001, February 28, 2002 and February 28, 2003:

                              Year ended
                              February
Name and principal position   28 or 29     Salary      Bonus
---------------------------   ----------   -------     -----

Ray C. Brown                     2003       $-0-       $-0-
  Chief Executive Officer        2002       $-0-       $-0-
  And Director                   2001       $-0-       $-0-

     Ray C. Brown was not paid any cash compensation during the years ended February 28, 2001, February 28, 2002 and February 28, 2003. Mr. Brown has received the use of an automobile owned by Unico during the last three fiscal years.

     No officer or director of Unico has received total compensation of $100,000 or more during any of the last three fiscal years of Unico. None of our officers or directors has received any stock awards, options or warrants to purchase any shares of Unico common stock during any of the past three fiscal years.

     Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Unico's management during the fiscal years ended February 28, 2003 and February 28, 2002. Further, no member of Unico's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

     There are no plans whereby Unico would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
-------------------------

     Unico has no arrangement for compensating its directors.

Employment Contracts and Termination of
Employment and Change-in-Control Arrangements.
----------------------------------------------

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

Stock option plan.
------------------

     Unico has not adopted any stock option plan at this time. We reserve the right to adopt a broad stock plan for officers, directors, employees and consultants in the future.

Retirement plan.
----------------
     Unico has not adopted any retirement plan at this time. However, we may establish a retirement plan for officers, directors and employees in the future.

Health insurance plan.
---------------------

     Unico presently offers no health insurance benefit plans to its officers, directors or employees. We reserve the right to offer health insurance coverage in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table describes, as of June 11, 2003, certain information with respect to the beneficial ownership of our common stock by:

     . each person known by us to beneficially own more than 5% of our common stock,

     .  each of our executive officers or directors, and

     .  all of our executive officers and directors as a group.

                           Amount and nature       Percentage of
                        of beneficial ownership    common stock
                        -----------------------    -------------
Ray C. Brown                   9,000,000              11.61%
C. Wayne Hartle                2,280,900               2.94%
Kiyoshi Kasai                    693,000               0.89%
David F. Poisson                  50,000               0.06%
Wayne M. Ash                           0               0.00%
                              -----------             -------
All Executive Officers
and Directors (5 persons)     12,023,900              15.51%

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

     . All 50,000 shares listed as being beneficially owned by David F. Poisson are owned of record by Aurora Resources and Mining Co., a privately held company owned by Mr. Poisson and his wife. Mr. Poisson is president of Aurora Resources and Mining Co., and he has sole voting and investment power over these shares.

There are no warrants or options outstanding which are exercisable by any of our officers and directors.

Changes in Control.
------------------

     There are no present arrangements or pledges of Unico's securities which may result in a change in control of Unico.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.
---------------------------------------

     Since March 1, 2001, Unico has entered into the following significant related party transactions:

     1. Unico has received advances from two related parties; C. Wayne Hartle and Ray C. Brown. Most of these were entered into prior to March 1, 2001, but are still outstanding. However, the amounts owing to C. Wayne Hartle and Ray
C. Brown have been increased and reduced from time to time as additional advances are made or as the balances are paid down. As of February 28, 2003, Unico owed the following principal amounts described below to the following related parties:

     .    $671,997 to Ray C. Brown.

     .    $ 25,719 to C. Wayne Hartle.

Unico has accrued interest on the advances at 10% per annum. The advances are due upon demand. During the fiscal year ended February 28, 2003, Ray C. Brown increased the principal balance of his loans to Unico by $149,921 and C. Wayne Hartle loaned an additional $8,206. During the fiscal years ended February 28, 2003 and 2002, Unico paid $315,550 and $3,680, respectively, of accrued interest to Ray C. Brown. As noted below, $280,000 of the accrued interest was paid through the issuance 1,700,000 shares of Unico common stock to Mr. Brown.

     2.  On August 3, 2001, Unico issued 908,900 shares of its common stock to
C. Wayne Hartle, in exchange for which Mr. Hartle reduced the amount Unico owes him by $144,068. The shares were valued at approximately $0.159 per share.

     3. On June 5, 2002, Unico issued 1,700,000 shares of its common stock to Ray C. Brown as payment for accrued interest. The shares were valued at $0.17 per share for total consideration of $280,000.

Transactions with Promoters.
----------------------------

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

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

     Exhibit
     Number      Description

      3.1         Articles of incorporation
      3.2         Amendment to articles of incorporation, dated
                  November 8, 1967
      3.3         Amendment to articles of incorporation, dated
                  December 6, 1972
      3.4         Amendment to articles of incorporation, dated
                  May 29, 1973
      3.5         Amendment to articles of incorporation, dated
                  December 1, 1979
      3.6         Amendment to articles of incorporation, dated
                  May 12, 1992
      3.7         Amendment to articles of incorporation, dated
                  November, 1999
      3.8         By-laws
      3.9 Board of directors' resolution amending Unico's by-laws, dated April 1, 1992
     10.1         Mining Lease and Option to Purchase dated March
                  20, 1992
     10.2         Deer Trail Mine Development Agreement dated
                  October 5, 1998
     10.3         Sales Agreement (for purchase of real estate)
     10.4.        Mining Lease and Option to Purchase (Deer Trail
                  Mine) dated December 1, 2001
     10.5 Mining Lease and Option to Purchase (Bromide Basin Mine) dated July 20, 2001
     10.6 Revised Mining Lease and Option to Purchase (Bromide Basin Mine) dated April 1, 2003
     10.7         Equipment Purchase Agreement dated April 1, 2003
     10.8         Promissory Note in Favor of Kaibab Industries,
                  Inc. dated April 1, 2003

     10.9         Security Agreement dated April 1, 2003
     10.10        Promissory Note for $350,000 in Favor of
                  J. Bruce Hirschberg dated June, 2002
     10.11        Promissory Note for $200,000 in Favor of
                  J. Bruce Hirschberg dated June, 2002
     10.12 Trust Deed to J. Bruce Hirschberg Encumbering the Silver Bell Mining Claims dated June, 2002
     10.13 Trust Deed to J. Bruce Hirschberg Encumbering 680 Acres of Land Near the Deer Trail Mine dated June, 2002
     10.14        Single Installment Note for $100,000 in Favor
                  Of Ray C. Brown dated April 19 and 22, 2003
     99.1         906 Certifications

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

                                UNICO, INCORPORATED


                                  /s/ Ray C. Brown
Date: June 13, 2003           By______________________________________
                                 Ray C. Brown, Director and Chief
                                 Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  /s/ Ray C. Brown
Date: June 13, 2003           By______________________________________
                                 Ray C. Brown, Director, Chief Executive
                                 Officer, Chief Financial Officer and
                                 Chief Accounting Officer


                                 /s/ Kiyoshi Kasai
Date: June 13, 2003           By______________________________________
                                 Kiyoshi Kasai, Director



                                   /s/ David F. Poisson
Date: June 13, 2003           By______________________________________
                                    David F. Poisson, Director



                                   /s/ C. Wayne Hartle
Date: June 13, 2003           By______________________________________
                                    C. Wayne Hartle, Director

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER


     I, Ray C. Brown, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Unico, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                         /s/ Ray C. Brown
Date:  June 13, 2003    ______________________________________
                        Ray C. Brown, Chief Executive Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER


     I, Ray C. Brown, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Unico, Incorporated;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                        /s/ Ray C. Brown
Date:  June 13, 2003   ______________________________________
                       Ray C. Brown, Chief Financial Officer

                          EXHIBIT INDEX

Exhibit                                                            Exhibit
Number            Description                                      Location
--------          ------------                                     --------

   3.1         Articles of incorporation                                *
   3.2         Amendment to articles of incorporation,                  *
               dated November 8, 1967
   3.3         Amendment to articles of incorporation,                  *
               dated December 6, 1972
   3.4         Amendment to articles of incorporation,                  *
               dated May 29, 1973
   3.5         Amendment to articles of incorporation,                  *
               dated December 1, 1979
   3.6         Amendment to articles of incorporation,                  *
               dated May 12, 1992
   3.7         Amendment to articles of incorporation,                  *
               dated November, 1999
   3.8         By-laws                                                  *
   3.9         Board of directors' resolution amending                  *
               Unico's by-laws, dated April 1, 1992
  10.1         Mining Lease and Option to Purchase                      *
               dated March 20, 1992
  10.2         Deer Trail Mine Development Agreement                    *
               dated October 5, 1998
  10.3         Sales Agreement (for purchase of real                    **
               estate)
  10.4         Mining Lease and Option to Purchase                      ***
               (Deer Trail Mine) dated December 1, 2001
  10.5         Mining Lease and Option to Purchase                      ***
               (Bromide Basin Mine) dated July 20, 2001
  10.6         Revised Mining Lease and Option to Purchase
               (Bromide Basin Mine) dated April 1, 2003                 ****
  10.7         Equipment Purchase Agreement dated
               April 1, 2003
  10.8         Promissory Note in Favor of Kaibab
               Industries, Inc. dated April 1, 2003
  10.9         Security Agreement dated April 1, 2003
  10.10        Promissory Note for $350,000 in Favor of
               J. Bruce Hirschberg dated June, 2002
  10.11        Promissory Note for $200,000 in Favor of
               J. Bruce Hirschberg dated June, 2002
  10.12 Trust Deed to J. Bruce Hirschberg Encumbering the Silver Bell Mining Claims dated June, 2002
  10.13        Trust Deed to J. Bruce Hirschberg Encumbering
               680 Acres of Land Near the Deer Trail Mine dated
               June, 2002
  10.14        Single Installment Note for $100,000 in Favor
               Of Ray C. Brown dated April 19 and 22, 2003
  99.1         906 Certifications

         * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits which are incorporated by reference from Unico's Registration Statement on Form 10-SB filed on April 6, 2000.

         **    Incorporated by referenced from Form 8-K filed
               September 1, 2000.

         ***   Incorporated by reference from Form 10-KSB/A
               Amendment No. 1 filed on May 31, 2002.

         **** This exhibit contains confidential material that has been omitted pursuant to a Confidential Treatment
               Request. The omitted information has been filed separately with the Securities and Exchange Commission.