Form 10QSB
period 2003-05-31
UNICO INC /AZ/
filed 2003-07-15
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 5/31/03
                 Commission file number 000-30239

                       UNICO, INCORPORATED
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)


         Arizona                                         86-0205130
____________________________                   ____________________________
(State or other jurisdiction                   (IRS Employer Identification
    of incorporation or                                     Number)
       organization)


                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California  95954
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

     As of July 10, 2003, the issuer had outstanding 78,257,974 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of May 31, 2003, the related audited consolidated balance sheet of Unico, Incorporated as of February 28, 2003, the unaudited related consolidated statements of operations and cash flows for the three month periods ended May 31, 2003 and May 31, 2002 and from inception of the exploration stage on March 1, 1997 through May 31, 2003, the unaudited related consolidated statement of stockholders' equity for the period from February 28, 2003 through May 31, 2003, and the notes to the consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     Unico worked for more than two years to reopen the Deer Trail Mine.
Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. To date, the mining activities have been fairly limited. Unico presently has eight full time employees. There have been between 2 and 5 miners at various times working full time in the Deer Trail Mine and/or in the Bromide Basin Mine both on mine development work and production work. Their efforts have been concentrated in the 3400 Area of the mine, from which they have been removing approximately 1,000 tons of ore per month. The ore is being stock-piled and some of it has been crushed. Some of the employees have worked on mine maintenance.

     Unico has completed a mill on site at the Deer Trail Mine. In November 2001 Unico began milling activities

     In order to commence making sales as soon as possible, Unico has started screening ore dumps on the upper Deer Trail Mine and moving the screened materials to its ball mill. Unico intends to begin processing the screened materials through its ball mill and a duplex jig in mid-July 2003. The material will then be run over gravity tables in order to obtain the free gold and silver which Unico intends to sell. Sales should commence in late July 2003.

     Unico is attempting to purchase some gravity or centrifugal bowls, 24 inches in diameter, which could be used by Unico to process mine tailings to obtain free gold.

     Unico also intends to sell lead and zinc concentrates. We believe that there are a variety of mining companies and other mineral companies that are potential purchasers for the lead concentrates and zinc concentrates which we intend to sell as the end product from our Deer Trail Mine mining and milling operations.

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

Bromide Basin Mines.

     On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase effective April 1, 2003 (the "Revised Kaibab Mining Lease"). Under the Revised Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Unico certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Revised Kaibab Mining Lease runs until March 31, 2005, and grants to Unico the option to purchase all of the property being leased. The option is exercisable during the two year term of the Revised Kaibab Mining Lease.
There are no known, proven or probable reserves on the property.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     During the next 12 months, our plan of operation consists of the following:

       . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
       .  Increase milling activities at the Deer Trail Mine;
       . Begin screening ore dumps and processing the screened materials in July 2003 in order to begin selling free gold and silver in late July 2003;
       . Attempt to purchase gravity or centrifugal bowls to use to process mine tailings in late Summer 2003;
       .  Begin shipping concentrates to smelters for smelting and refining;
       . Begin mining activities at the Silver Bell Mine in late Summer 2003; . Increase the number of full-time employees from 8 to approximately
          35;
       . Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
       . Explore the possibility of building a small portable gold processing plant to be located at the Deer Trail Mine and/or the Bromide Basin Mine to recover gold by gravity or flotation means; and

       . Raise a minimum of $250,000 in additional equity capital, loans and/or other financing transactions.


     Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $250,000 in equity or debt financing during the next 2 to 3 months. The Company's current cash will sustain operations for approximately 60 days.


Results of Operations.

     During the three months ended May 31, 2003, Unico experienced a net loss in the amount of $411,924, or approximately ($0.01) per share, compared to the net loss of $152,528, or approximately ($0.00) per share, for the three months ended May 31, 2002.

     Unico attributes the $259,396 increase in net loss for the three month period ended May 31, 2003 primarily to a $242,601 increase in general and administrative expenses, a $9,713 increase in interest expense, and a $6,640 increase in depreciation and amortization. Unico anticipates that general and administrative expenses will increase as additional employees are hired in order to increase Unico's mining operations.

Liquidity and Capital Resources.

     Unico's stockholders' deficit increased $214,368 in the three months ended May 31, 2003, from a deficit of ($1,208,695) as of February 28, 2003 to a deficit of ($1,423,063) as of May 31, 2003. Cash and cash equivalents decreased $557 to $33,000 at May 31, 2003 from $33,557 at February 28, 2003.
Cash used in operating activities reflects a net loss of $411,924 partially offset by non-cash expenses of $170,000 for stock issued for services, $24,755 for depreciation expense, $24,556 for warrants issued below market value and $1,670 increase in accounts payable and other liabilities.

     Presently our liquid resources are sufficient to support operations for approximately 60 days. We are dependent on raising approximately $250,000 to successfully implement our 12 month business plan described above.

     Our auditors have issued a "going concern" opinion in note 2 of our audited financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $250,000 in equity or debt capital or through other financing transactions in the next 2 to 3 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

     We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management and/or others. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing, for which we have no commitments.

     Revenue.

     We have had no revenues from operations during the past two fiscal years. We anticipate generating revenues from operations beginning in Summer 2003.

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

Item 2.  Changes in Securities.

     During the three month period ended May 31, 2003, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:

                                      No. of
Date      Recipient                   Shares     Consideration     Valuation
--------- --------------------------- ---------- ----------------- -----------

03/17/03  Michael & Debra Margolin    30,000     Cash              $0.10/share


     Michael & Debra Margolin also received a warrant to purchase up to 30,000 shares at the exercise price of $0.10 per share which expires March 17, 2005. Joseph Lopez received a warrant to purchase up to 2,000,000 shares at the exercise price of $0.10 per share which expires April 18, 2006. The shares to be issued upon any exercise of either warrant shall be restricted.

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

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

 (a)

Exhibits

     Exhibit
     Number       Description
     -----------  ------------

     99.1         906 Certifications


 (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended May 31, 2003.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNICO, INCORPORATED
                                  (Registrant)


Date: July 14, 2003               By: /S/ Ray C. Brown
                                     ______________________________________
                                     Ray C. Brown, Chief Executive Officer
                                     and Principal Financial and Accounting
                                     Officer

             CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Ray C. Brown, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Unico, Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /S/ Ray C. Brown
Date:  July 14, 2003                ___________________________________
                                    Ray C. Brown, Chief Executive
                                    Officer

             CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Ray C. Brown, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Unico, Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    /S/ Ray C. Brown
Date:  July 14, 2003                _______________________________________
                                    Ray C. Brown, Chief Financial
                                    Officer

                          EXHIBIT INDEX

      Exhibit                                                     Exhibit
      Number           Description                                Location
      -------          -----------                                --------

      99.1             Certifications                              _____

                           APPENDIX "A"














                   UNICO, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                May 31, 2003 and February 28, 2003

                   UNICO, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS

                                                     May 31,     February 28,
                                                      2003          2003
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                       $     33,000  $     33,557
  Certificate of deposit                                 5,293         5,293
  Employee advances                                        650           650
                                                  ------------- -------------

    Total Current Assets                                38,943        39,500
                                                  ------------- -------------
PROPERTY AND EQUIPMENT

  Property and equipment, net                          902,603       767,203
                                                  ------------- -------------
OTHER ASSETS

  Refundable deposit                                       500           500
  Reclamation bond                                      38,401        38,401
                                                  ------------- -------------

    Total Other Assets                                  38,901        38,901
                                                  ------------- -------------

      TOTAL ASSETS                                $    980,447  $    845,604
                                                  ============= =============



















       The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     May 31,     February 28,
                                                      2003          2003
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT LIABILITIES

  Bank overdraft                                  $      6,166  $        411
  Accounts payable                                      35,805        30,271
  Accrued expenses                                       9,778         9,778
  Notes payable - related party                        853,482       697,716
  Notes payable - current                              368,000       319,000
  Accrued interest payable                             231,312       216,655
  Accrued interest payable - related party              84,636        69,387
  Commitments and contingencies                        128,865       162,615
                                                  ------------- -------------

    Total Current Liabilities                        1,718,044     1,505,833
                                                  ------------- -------------
LONG-TERM LIABILITIES

  Notes payable - non current                          685,466       548,466
                                                  ------------- -------------

    Total Long-Term Liabilities                        685,466       548,466
                                                  ------------- -------------

    Total Liabilities                                2,403,510     2,054,299
                                                  ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized
   at $0.10 par value; 76,157,974 and 74,427,974
   shares issued and outstanding, respectively       7,615,799     7,442,799
  Additional paid-in capital                           795,437       770,881
  Deficit accumulated prior to exploration stage    (3,788,522)   (3,788,522)
  Deficit accumulated during the exploration stage  (6,045,777)   (5,633,853)
                                                  ------------- -------------

    Total Stockholders' Equity (Deficit)            (1,423,063)   (1,208,695)
                                                  ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                  $    980,447  $    845,604
                                                  ============= =============




      The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations
                           (Unaudited)
                                                                     From
                                                                  Inception
                                                                    of the
                                                                  Exploration
                                                                   Stage on
                                     For the Three Months Ended  March 1, 1997
                                               May 31,              Through
                                     ---------------------------    May 31,
                                          2003          2002          2003
                                     ------------- ------------- -------------

REVENUES                             $          -  $          -  $          -

EXPENSES

  Bad debt expense                              -             -       279,260
  General and administrative              343,512       100,911     4,119,835
  Depreciation and amortization            24,755        18,115       326,898
                                     ------------- ------------- -------------

    Total Expenses                        368,267       119,026     4,725,993
                                     ------------- ------------- -------------

      Loss from Operations               (368,267)     (119,026)   (4,725,993)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest income                               -           442        13,957
  Interest expense                        (43,657)      (33,944)     (943,211)
  Decline in value of assets                    -             -      (651,810)
  Settlement of debt                            -             -       (91,000)
  Loss on valuation of assets                   -             -      (309,817)
  Gain on expiration of debt                    -             -       638,025
  Gain on gold contract                         -             -        24,072
                                     ------------- ------------- -------------

    Total Other Income (Expenses)         (43,657)      (33,502)   (1,319,784)
                                     ------------- ------------- -------------

NET LOSS                             $   (411,924) $   (152,528) $ (6,045,777)
                                     ============= ============= =============

NET LOSS PER SHARE                   $      (0.01) $      (0.00)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    75,385,583    71,965,691
                                     ============= =============




       The accompanying notes are an integral part of these consolidated financial statements.


                        UNICO, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Deficit)

                                            Common Stock          Additional
                                     ---------------------------    Paid-In   Accumulated
                                         Shares        Amount       Capital     Deficit
                                     ------------- ------------- ------------ ------------
Balance, February 28, 2003             74,427,974  $  7,442,799  $   770,881  $(9,422,375)

March 6, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                               50,000         5,000            -            -

March 14, 2003 common stock issued
  for services at $0.10 per share
 (unaudited)                              350,000        35,000            -            -

April 1, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                              300,000        30,000            -            -

April 4, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                              300,000        30,000            -            -

April 14, 2003 common stock
 issued for services at $0.10 per
 share (unaudited)                        350,000        35,000            -            -

April 22, 2003 common stock
 issued  for cash at $0.10 per
 share (unaudited)                         30,000         3,000            -            -

May 23, 2003 common stock
 issued for services at $0.10 per
 share (unaudited)                        350,000        35,000            -            -

Additional expense recognized on
 stock warrants granted                         -             -       24,556            -

Net loss for the three months
 ended May 31, 2003 (unaudited)                 -             -            -     (411,924)
                                     ------------- ------------- ------------ ------------
Balance, May 31, 2003
 (unaudited)                           76,157,974  $  7,615,799  $   795,437  $(9,834,299)
                                     ============= ============= ============ ============

Deficit accumulated prior to the exploration stage                            $(3,788,522)
Deficit accumulated during the exploration stage                               (6,045,777)
                                                                              ------------
Total accumulated deficit                                                     $(9,834,299)
                                                                              ============

            The accompanying notes are an integral part of these
                      consolidated financial statements
                                      5

                        UNICO, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                                                From
                                                                              Inception
                                                                               of the
                                                                             Exploration
                                                                               Stage on
                                                For the Three Months Ended  March 1, 1997
                                                          May 31,              Through
                                                ---------------------------    May 31,
                                                     2003          2002          2003
                                                ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $   (411,924) $   (152,528) $ (6,045,777)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock issued for services                        170,000         7,500     1,496,099
    Bad debt expense                                       -             -       279,260
    Warrants issued below market value                24,556             -       179,556
    Pre-paid services expensed                             -         1,730             -
    Depreciation expense                              24,755        18,115       326,898
    Loss on disposition of asset                           -             -       (21,055)
    Settlement of debt                                     -             -        19,000
    Gain on expiration of debt                             -             -      (638,025)
    Gain on gold contract                                  -             -       (24,072)
    Decline in value of assets                             -             -       960,960
  Changes in operating assets and liabilities:
    Decrease in accounts receivable
     and related receivables                               -             -           (65)
    Increase in other assets                               -             -        (6,192)
    Decrease in prepaid expenses                           -             -         3,460
    Increase in accounts payable and
     other liabilities                                 1,670         1,790       977,383
                                                ------------- ------------- -------------

      Net Cash Used by Operating Activities         (190,943)     (123,393)   (2,492,570)
                                                ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of land                                         -             -       (50,000)
  Decrease in investment                                   -             -        95,068
  Purchase of fixed assets                          (160,155)       (8,874)     (722,570)
                                                ------------- ------------- -------------

      Net Cash Used by Investing Activities         (160,155)       (8,874)     (677,502)
                                                ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in bank overdraft                5,775        (4,055)        6,166
  Proceeds from notes payable - related party        155,766        43,617     1,266,678
  Proceeds from notes payable                        190,000        85,000       808,000
  Payments on notes payable                           (4,000)            -      (155,534)
  Issuance of stock for cash                           3,000        25,000     1,231,750
  Receipt of stock subscription receivable                 -             -        41,990
                                                ------------- ------------- -------------

      Net Cash Provided by Financing Activities $    350,541  $    149,562  $  3,199,050
                                                ------------- ------------- -------------

            The accompanying notes are an integral part of these
                     consolidated financial statements.
                                      6

                        UNICO, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)

                                                                                From
                                                                              Inception
                                                                               of the
                                                                             Exploration
                                                                               Stage on
                                                For the Three Months Ended  March 1, 1997
                                                          May 31,              Through
                                                ---------------------------    May 31,
                                                     2003          2002          2003
                                                ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                 $       (557) $     17,295  $     28,978

CASH AT BEGINNING OF PERIOD                           33,557        33,009         4,022
                                                ------------- ------------- -------------

CASH AT END OF PERIOD                           $     33,000  $     50,304  $     33,000
                                                ============= ============= =============
CASH PAID DURING THE PERIOD FOR:

  Interest                                      $     13,751  $      9,000  $     34,563
  Income taxes                                  $          -  $          -  $          -

NON-CASH INVESTING AND
 FINANCING ACTIVITIES:

  Issuance of stock for services                $    170,000  $      7,500  $  1,496,099
  Issuance of stock for related party debt      $          -  $          -  $  1,384,068
  Issuance of stock for subsidiary acquisition  $          -  $          -  $    309,150
  Issuance of stock for fixed assets            $          -  $          -  $     58,400
  Issuance of stock for prepaid services        $          -  $          -  $      3,460
  Acquisition of assets with note payable       $    165,000  $          -  $    165,000













            The accompanying notes are an integral part of these
                     consolidated financial statements.


                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial statements
                May 31, 2003 and February 28, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its February 28, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception
through May 31, 2003.   It has not established revenues sufficient to cover
its operating costs and to allow it to continue as a going concern. During the next 12 months, the Company's plan of operation consists of the following:

..   Increase mining activities at the Deer Trail Mine and the Bromide Basin
    Mine;
..   Increase milling activities at the Deer Trail Mine;
..   Begin screening ore dumps and processing the screened materials in July
    2003 in order to begin selling free gold and silver in late July 2003;
..   Attempt to purchase gravity or centrifugal bowls to use to process mine tailings in late Summer 2003;
..   Begin shipping concentrates to smelters for smelting and refining;
..   Begin mining activities at the Silver Bell Mine in late Summer 2003;
..   Increase the number of full-time employees from 8 to approximately 35;
..   Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
..   Explore the possibility of building a small portable gold processing plant to be located at the Deer Trail Mine and/or the Bromide Basin Mine to recover gold by gravity or flotation means; and
..   Raise a minimum of $250,000 in additional equity capital, loans and/or other financing transactions.

Management believes the Company's current cash as of May 31, 2003, will sustain operations for approximately two additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                May 31, 2003 and February 28, 2003


NOTE 2 - GOING CONCERN (Continued)

no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

NOTE 3 -  MATERIAL EVENTS

During the three months ended May 31, 2003, the Company borrowed an additional $155,766 from a related party. At May 31, 2003, the total balance on this related party note was $827,764, plus an additional $81,134 in accrued interest. Additionally, the Company borrowed $25,000 from an unaffiliated individual. This note bears interest at a rate of 10.0% per annum, and has no formal payment terms.

During the three months ended May 31, 2003, the Company issued 1,700,000 shares of common stock to various consultants for services rendered. These shares were valued by the Company at $0.10 per share. Additionally, the Company issued 30,000 shares of common stock for cash at $0.10 per share to an unaffiliated individual.

On April 1, 2003, the Company elected to purchase certain fixed assets from an unaffiliated entity for $165,000. As a part of this purchase, certain of these fixed assets were expensed as minor supplies, while capitalizing a total of $160,155. Per the terms of the asset purchase agreement, the seller agreed to finance the purchase price of $165,000 for the Company, such that the Company is to make 24 monthly installment payments of $2,000, with the remaining outstanding balance due on April 1, 2005. The note bears interest at a rate of 10.0% per annum. The Company made two of these installment payments during the period, leaving the principal balance of the note at $161,000, with $2,733 in accrued interest.

NOTE 4 - OUTSTANDING STOCK OPTIONS AND WARRANTS

During the three months ended May 31, 2003, the Company granted 2,030,000 common stock warrants to purchase the Company's common stock. Each option and warrant is convertible into one share of common stock at an exercise price of $0.10 per share. The options and warrants have been granted as compensation for consulting services and as incentives for the purchase of common stock for cash, and generally have a life of two to three years.

A summary of the Company's outstanding stock options as of May 31, 2003, including all changes during the current quarter, is presented below:

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                May 31, 2003 and February 28, 2003


NOTE 4 - OUTSTANDING STOCK OPTIONS AND WARRANTS (Continued)

                                                                 Weighted
                                                                  Average
                                                   Shares     Exercise Price
                                               -------------- --------------
 Options outstanding at May 31, 2003:

  Options issued in 1997                           1,000,000  $      0.10
  Options issued in 2000                             950,000         0.10
  Options issued in 2001                           1,037,500         0.13
  Options issued in 2002                           4,278,041         0.11
  Options issued in 2003                           2,030,000         0.10
                                               -------------- --------------

   Total options outstanding, May 31, 2003         9,295,541  $      0.11
                                               ============== ==============


 Summary of activity for the three months ended May 31, 2003:

  Granted                                          2,030,000  $      0.10
  Canceled                                                 -            -
  Exercised                                                -            -
  Expired                                                  -            -
                                               -------------- --------------

 Outstanding, May 31, 2003                         2,030,000  $      0.10
                                               ============== ==============

 Exercisable, May 31, 2003                         2,030,000  $      0.10
                                               ============== ==============
NOTE 5 - SUBSEQUENT EVENTS

On June 3, 2003, the Company issued 350,000 shares of common stock for services, valued at $0.10 per share.

On June 16, 2003, the Company issued 350,000 shares of common stock for services, valued at $0.10 per share.

On June 23, 2003, the Company issued 850,000 shares of common stock for services, valued at $0.10 per share.

On July 1, 2003, the Company issued 350,000 shares of common stock for services, valued at $0.10 per share.

On July 8, 2003, the Company issued 200,000 shares of common stock for services, valued at $0.10 per share.