Form 10QSB
period 2003-08-31
UNICO INC /AZ/
filed 2003-10-20
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 8/31/03
                 Commission file number 000-30239

                       UNICO, INCORPORATED
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)


         Arizona                                86-0205130
_____________________________        __________________________________
State or other jurisdiction of      (IRS Employer Identification Number)
incorporation or organization


                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California  95954
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

     As of October 15, 2003, the issuer had outstanding 85,852,974 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of August 31, 2003, the related audited consolidated balance sheet of Unico, Incorporated as of February 28, 2003, the unaudited related consolidated statements of operations for the three and six month periods ended August 31, 2003 and August 31, 2002 and from inception of the exploration stage on March 1, 1997 through August 31, 2003, the unaudited related consolidated statements of stockholders' equity for the period from February 28, 2003 through August 31, 2003, the unaudited related consolidated statements of cash flows for the six month periods ended August 31, 2003 and 2002 and from inception of the exploration stage on March 1, 1997 through August 31, 2003, and the notes to the consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     Unico worked for more than two years to reopen the Deer Trail Mine. Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. To date, the mining activities have been fairly limited. Unico presently has eight full time employees. There have been between 2 and 5 miners at various times working at the Deer Trail Mine. Some of the employees have worked on mine maintenance.

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

     Unico has conducted some additional exploration work on the

Silver Bell Mine in Summer, 2003, but it is not presently known when Unico will commence mining activities at the Silver Bell Mine.

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

     Unico commenced mining efforts on the Bromide Basin Mines in September 2001 with five full time miners. Because of the Bromide Basin Mine's high elevation, mining activities are seasonal and generally occur only from June through November. Unico is working to extend the El Padre Tunnel approximately 200 feet to get under the Bromide Vein in order to reach higher grade ore and make the mining efforts more efficient. Unico transports the mined ore to the Deer Trail Mine for further milling and testing.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

     Plan of Operation.

     During the next 12 months, our plan of operation consists of the following:

..    Increase mining activities at the Deer Trail Mine and the Bromide Basin
     Mine;
..    Increase milling activities at the Deer Trail Mine;
..    Continue to screen and process the ore dumps on the upper Deer Trail
     Mine;
..    Ship concentrates to smelters for smelting and refining;
..    Evaluate how best to proceed with mining activities at the Silver Bell
     Mine;
..    Increase the number of full-time employees from 8 to approximately 35;
..    Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
..    Explore the possibility of building a small portable gold processing plant to be located at the Deer Trail Mine and/or the Bromide Basin Mine to recover gold by gravity or flotation means; and
..    Raise a minimum of $250,000 in additional equity capital, loans and/or other financing transactions.

     Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $250,000 in equity or debt financing during the next 2 to 3 months. The Company's current cash will sustain operations for approximately 60 days.

Results of Operations.

     During the three months ended August 31, 2003, Unico experienced a net loss in the amount of $520,775, or approximately ($0.01) per share, compared to the net loss of $303,244, or approximately ($0.00) per share, for the three months ended August 31, 2002. For the six months ended August 31, 2003, Unico incurred a net loss of $932,699, or approximately ($0.01) per share. This was $476,928 more than the net loss of $455,771, or approximately $0.01 per share, incurred by Unico for the six months ended August 31, 2002.

     For the three months ended August 31, 2003, Unico reported revenues of $15,450 which is $15,450 greater than the revenues of $0 reported for the three months ended August 31, 2002. For the six months ended August 31, 2003, Unico reported revenues of $15,450 which is $15,450 greater than the revenues of $0 reported for the six months ended August 31, 2002. The $15,450 of revenues earned in the three months ended August 31, 2003 was generated from the sale of concentrates to a smelter in Mexico. Costs of goods sold for the three and six month periods ended August 31, 2003 were both $12,180.

    Unico attributes the $217,531 increase in net loss for the three month period ended August 31, 2003 primarily to a $214,433 increase in general and administrative expenses, a $1,073 increase in interest expense and a $5,243 increase in depreciation and amortization. Unico attributes the $476,928 increase in net loss for the six month period ended August 31, 2003 primarily to a $457,034 increase in general and administrative expenses, a $10,787 increase in interest expense and an $11,883 increase in depreciation and amortization.

    The substantial increase in general and administrative expenses for the three and six month periods ended August 31, 2003 is largely attributable to the issuance of shares of Unico's common stock for services. In the three months ended August 31, 2003, Unico issued 3,350,000 shares of its common stock for $335,000 of services compared to the issuance of 10,000 shares of Unico's common stock for $1,000 of services which occurred during the three months ended August 31, 2002. In the six months ended August 31, 2003, Unico issued 5,050,000 shares of its common stock for $505,000 of services compared to the issuance of 35,000 shares of Unico's common stock for $3,500 of services and 150,000 shares for $15,000 of a combination of cash and services which occurred during the six months ended August 31, 2002. Unico anticipates that general and administrative expenses will remain high, and possibly increase as additional employees are hired in order to increase Unico's mining operations.

Liquidity and Capital Resources.

     Unico's stockholders' deficit increased $400,143 in the six months ended August 31, 2003, from a deficit of ($1,208,695) as of February 28, 2003 to a deficit of ($1,608,838) as of August 31, 2003. Cash and cash equivalents increased $612 to $34,169 at August 31, 2003 from $33,557 at February 28, 2003. Cash used in operating activities for the six months ended August 31, 2003 reflects a net loss of $932,699 partially offset by non-cash expenses of $505,000 for stock issued for services, $49,754 for depreciation expense, $26,868 increase in accounts payable and other liabilities, and $24,556 for warrants issued below market value. Cash used in investing activities includes $10,350 for the purchase of fixed assets.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     No legal proceedings involving Unico as a defendant were commenced during the three month period ended August 31, 2003. No material developments occurred in any legal proceedings involving Unico as a defendant during the same period.

Item 2.     Changes in Securities.

     During the three month period ended August 31, 2003, Unico did not make any sales of shares of Unico's common stock which were not registered under the Securities Act of 1933.


Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a vote of Security Holders.

            None

Item 5.     Other Information.

            None

Item 6.     Exhibits and Reports on Form 8-K.

    (a)     Exhibits

    Exhibit
    Number      Description
    --------    ----------

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended August 31, 2003.

                            SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNICO, INCORPORATED
                                     (Registrant)

                                          /s/ Ray C. Brown
Date: October 17, 2003                By:___________________________________
                                         Ray C. Brown, Chief Executive
                                         Officer and Principal Financial
                                         and Accounting Officer

                           APPENDIX "A"


                   UNICO, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

              August 31, 2003 and February 28, 2003

                   UNICO, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS

                                                    August 31,   February 28,
                                                       2003         2003
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                       $     34,169  $     33,557
  Certificate of deposit                                 5,293         5,293
  Employee advances                                        650           650
                                                  ------------- -------------

    Total Current Assets                                40,112        39,500
                                                  ------------- -------------
PROPERTY AND EQUIPMENT

  Property and equipment, net                          887,954       767,203
                                                  ------------- -------------
OTHER ASSETS

  Refundable deposit                                       500           500
  Reclamation bond                                      38,401        38,401
                                                  ------------- -------------

    Total Other Assets                                  38,901        38,901
                                                  ------------- -------------

      TOTAL ASSETS                                $    966,967  $    845,604
                                                  ============= =============








       The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                    August 31,  February 28,
                                                       2003          2003
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT LIABILITIES

  Bank overdraft                                  $          -  $        411
  Accounts payable                                      42,252        30,271
  Stock subscription payable                            11,000             -
  Accrued expenses                                      12,528         9,778
  Notes payable - related party                        952,417       697,716
  Notes payable - current                              392,000       319,000
  Accrued interest payable                             242,907       216,655
  Accrued interest payable - related party              95,772        69,387
  Commitments and contingencies                        122,115       162,615
                                                  ------------- -------------

    Total Current Liabilities                        1,870,991     1,505,833
                                                  ------------- -------------
LONG-TERM LIABILITIES

  Notes payable - non current                          704,814       548,466
                                                  ------------- -------------

    Total Long-Term Liabilities                        704,814       548,466
                                                  ------------- -------------

    Total Liabilities                                2,575,805     2,054,299
                                                  ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at
   $0.10 par value; 79,507,974 and 74,427,974
   shares issued and outstanding, respectively       7,950,799     7,442,799
  Additional paid-in capital                           795,437       770,881
  Deficit accumulated prior to exploration stage    (3,788,522)   (3,788,522)
  Deficit accumulated during the exploration stage  (6,566,552)   (5,633,853)
                                                  ------------- -------------

    Total Stockholders' Equity (Deficit)            (1,608,838)   (1,208,695)
                                                  ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    966,967  $    845,604
                                                  ============= =============


       The accompanying notes are an integral part of these consolidated financial statements.



                      UNICO, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                               (Unaudited)

                                                                                   From
                                                                                   Inception
                                                                                   of the
                                                                                   Exploration
                                                                                   Stage on
                           For the Three Months Ended   For the Six Months Ended   March 1,
                                    August 31,                 August 31,          1997 Through
                           --------------------------- --------------------------- August 31,
                               2003          2002          2003          2002      2003
                           ------------- ------------- ------------- ------------- -------------
REVENUES                   $     15,450  $          -  $     15,450  $          -  $     15,450

COST OF SALES                    12,180             -        12,180             -        12,180
                           ------------- ------------- ------------- ------------- -------------

  Gross Margin                    3,270             -         3,270             -         3,270
                           ------------- ------------- ------------- ------------- -------------
EXPENSES

  Bad debt expense                    -             -             -             -       279,260
  General and administrative    452,004       237,571       795,516       338,482     4,571,839
  Depreciation and
   amortization                  24,999        19,756        49,754        37,871       351,897
                           ------------- ------------- ------------- ------------- -------------

    Total Expenses              477,003       257,327       845,270       376,353     5,202,996
                           ------------- ------------- ------------- ------------- -------------

      Loss from Operations     (473,733)     (257,327)     (842,000)     (376,353)   (5,199,726)
                           ------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest income                   106           158           106           600        14,063
  Interest expense              (47,148)      (46,075)      (90,805)      (80,018)     (990,359)
  Decline in value of assets          -             -             -             -      (651,810)
  Settlement of debt                  -             -             -             -       (91,000)
  Loss on valuation of assets         -             -             -             -      (309,817)
  Gain on expiration of debt          -             -             -             -       638,025
  Gain on gold contract               -             -             -             -        24,072
                           ------------- ------------- ------------- ------------- -------------
    Total Other Income
    (Expenses)                  (47,042)      (45,917)      (90,699)      (79,418)   (1,366,826)
                           ------------- ------------- ------------- ------------- -------------

NET LOSS                   $   (520,775) $   (303,244) $   (932,699) $   (455,771) $ (6,566,552)
                           ============= ============= ============= ============= =============

NET LOSS PER SHARE         $      (0.01) $      (0.00) $      (0.01) $      (0.01)
                           ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING       78,051,930    74,026,711    76,703,137    72,985,528
                           ============= ============= ============= =============





The accompanying notes are an integral part of these consolidated financial statements.

                                    4


                      UNICO, INC. AND SUBSIDIARIES
        Consolidated Statements of Stockholders' Equity (Deficit)


                                              Common Stock          Additional
                                        --------------------------- Paid-In       Accumulated
                                           Shares        Amount     Capital       Deficit
                                        ------------- ------------- ------------- -------------
Balance, February 28, 2003                74,427,974  $  7,442,799  $    770,881  $ (9,422,375)

March 6, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                  50,000         5,000             -             -

March 14, 2003 common stock issued
  for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

April 1, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                                 300,000        30,000             -             -

April 4, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                                 300,000        30,000             -             -

April 14, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

April 22, 2003 common stock issued
 for cash at $0.10 per share
 (unaudited)                                  30,000         3,000             -             -

April 23, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

June 3, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

June 16, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

June 23, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 500,000        50,000             -             -

June 23, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -
                                        ------------- ------------- ------------- -------------

Balance forward                           78,057,974  $  7,805,799  $    770,881  $ (9,422,375)
                                        ------------- ------------- ------------- -------------

The accompanying notes are an integral part of these consolidated financials statements.

                                    5




                      UNICO, INC. AND SUBSIDIARIES
  Consolidated Statements of Stockholders' Equity (Deficit)(Continued)


                                              Common Stock          Additional
                                        --------------------------- Paid-In       Accumulated
                                           Shares        Amount     Capital       Deficit
                                        ------------- ------------- ------------- -------------
Balance forward                           78,057,974  $  7,805,799  $    770,881  $ (9,422,375)

July 1, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

July 8, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 200,000        20,000             -             -

July 28, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

August 1, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 200,000        20,000             -             -

August 11, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 250,000        25,000             -             -

August 29,2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 450,000        45,000             -             -

Additional expense recognized on
 stock warrants granted (unaudited)                -             -        24,556             -

Net loss for the six months
 ended  August 31, 2003
 (unaudited)                                       -             -             -      (932,699)
                                        ------------- ------------- ------------- -------------
Balance, August 31, 2003
 (unaudited)                              79,507,974  $  7,950,799  $    795,437  $(10,355,074)
                                        ============= ============= ============= =============

Deficit accumulated prior to the exploration stage                                $ (3,788,522)
Deficit accumulated during the exploration stage                                    (6,566,552)
                                                                                  -------------

Total accumulated deficit                                                         $(10,355,074)
                                                                                  =============



The accompanying notes are an integral part of these consolidated financial statements.

                                    6

                       UNICO, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                                        From
                                                                                      Inception
                                                                                       of the
                                                                                     Exploration
                                                                                      Stage on
                                                         For the Six Months Ended      March 1,
                                                                 August 31,         1997 Through
                                                        ---------------------------   August 31,
                                                            2003          2002          2003
                                                        ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $   (932,699) $   (455,771) $ (6,566,552)
  Adjustments to reconcile net loss to
   net cash and cash equivalents used
   by operating activities:
     Stock issued for services                               505,000         8,500     1,831,099
     Bad debt expense                                              -             -       279,260
     Warrants issued below market value                       24,556             -       179,556
     Pre-paid services expensed                                    -         3,460             -
     Depreciation expense                                     49,754        37,871       351,897
     Loss on disposition of asset                                  -             -       (21,055)
     Settlement of debt                                            -             -        19,000
     Gain on expiration of debt                                    -             -      (638,025)
     Gain on gold contract                                         -             -       (24,072)
     Decline in value of assets                                    -             -       960,960
  Changes in operating assets and liabilities:
     Decrease in accounts receivable
      and related receivables                                      -          (650)          (65)
     (Increase) in other assets                                    -             -        (6,192)
     Decrease in prepaid expenses                                  -             -         3,460
     Increase in accounts payable and
      other liabilities                                       26,868         6,764     1,002,561
                                                        ------------- ------------- -------------

       Net Cash Used by Operating Activities                (326,521)     (399,826)   (2,628,168)
                                                        ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in receivable-related party                             -       (20,000)            -
  Purchase of land                                                 -             -       (50,000)
  Decrease in investment                                           -             -        95,068
  Purchase of fixed assets                                   (10,350)      (64,307)     (572,765)
                                                        ------------- ------------- -------------

       Net Cash Used by Investing Activities                 (10,350)      (84,307)     (527,697)
                                                        ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in bank overdraft                         (411)       (4,055)            -
  Proceeds from notes payable - related party                254,701        63,795     1,365,613
  Proceeds from notes payable                                 80,000       595,000       698,000
  Payments on notes payable                                  (10,807)      (15,792)     (162,341)
  Issuance of stock for cash                                   3,000        30,000     1,231,750
  Increase in stock subscription payable                      11,000             -        11,000
  Receipt of stock subscription receivable                         -             -        41,990
                                                        ------------- ------------- -------------

       Net Cash Provided by Financing Activities        $    337,483  $    668,948  $  3,186,012
                                                        ------------- ------------- -------------

The accompanying notes are an integral part of these consolidated financial statements.
                                    7


                       UNICO, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)

                                                                                       From
                                                                                 Inception of the
                                                                                    Exploration
                                                                                     Stage on
                                                         For the Six Months Ended      March 1,
                                                                 August 31,         1997 Through
                                                        ---------------------------  August 31,
                                                            2003          2002          2003
                                                        ------------- ------------- -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS               $        612  $    184,815  $     30,147

CASH AND CASH EQUIVALENTS AT  BEGINNING OF PERIOD             33,557        33,009         4,022
                                                        ------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     34,169  $    217,824  $     34,169
                                                        ============= ============= =============
CASH PAID DURING THE PERIOD FOR:

  Interest                                              $     38,168  $     31,876  $     58,980
  Income taxes                                          $          -  $          -  $          -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of stock for services                        $    505,000  $      8,500  $  1,831,099
  Issuance of stock for debt                            $          -  $     33,000  $  1,384,069
  Issuance of stock for subsidiary acquisition          $          -  $          -  $    309,150
  Issuance of stock for fixed assets                    $          -  $          -  $     58,400
  Issuance of stock for prepaid services                $          -  $          -  $      3,460
  Acquisition of assets with note payable               $    160,155  $          -  $    160,155





















The accompanying notes are an integral part of these consolidated financial statements.

                                    8

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial statements
              August 31, 2003 and February 28, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its February 28, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended August 31, 2003 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses
from its inception through August 31, 2003.   It has not established revenues
sufficient to cover its operating costs and to allow it to continue as a going concern. During the next 12 months, the Company's plan of operation consists of the following:

..    Increase mining activities at the Deer Trail and Bromide Basin Mines;
..    Increase milling activities at the Deer Trail Mine;
..    Continue to screen and process the ore dumps on the upper Deer Trail
     Mine;
..    Ship concentrates to smelters for smelting and refining;
..    Evaluate how best to proceed with mining activities at the Silver Bell
     Mine;
..    Increase the number of full-time employees from 8 to approximately 35;
..    Explore the possibility of obtaining a joint-venture partner to more fully develop the Company's operations;
..    Explore the possibility of building a small portable gold processing plant to be located at the Deer Trail Mine and/or the Bromide Basin Mine to recover gold by gravity or floatation means; and
..    Raise a minimum of $250,000 in additional equity capital, loans, and/or other financing transactions.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial statements
              August 31, 2003 and February 28, 2003


NOTE 2 - GOING CONCERN (Continued)

Management believes the Company's current cash as of August 31, 2003, will sustain operations for approximately two additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

NOTE 3 -  MATERIAL EVENTS

During the six months ended August 31, 2003, the Company borrowed an additional $254,701 from a related party. At August 31, 2003, the total balance on this related party note was $926,698, plus an additional $91,627 in accrued interest. Additionally, the Company borrowed $75,000 from an unaffiliated individual. This note bears interest at a rate of 10.0% per annum, and has no formal payment terms.

During the six months ended August 31, 2003, the Company issued 5,050,000 shares of common stock to various consultants for services rendered. These shares were valued by the Company at $0.10 per share. Additionally, the Company issued 30,000 shares of common stock for cash at $0.10 per share to an unaffiliated individual.

On April 1, 2003, the Company elected to purchase certain fixed assets from an unaffiliated entity for $165,000. As a part of this purchase, certain of these fixed assets were expensed as minor supplies, while capitalizing a total of $160,155. Per the terms of the asset purchase agreement, the seller agreed to finance the purchase price of $165,000 for the Company, such that the Company is to make 24 monthly installment payments of $2,000, with the remaining outstanding balance due on April 1, 2005. The note bears interest at a rate of 10.0% per annum. The principal balance on this note at August 31, 2003 was $154,348, with $3,859 in accrued interest.

NOTE 4 - OUTSTANDING STOCK OPTIONS AND WARRANTS

During the six months ended August 31, 2003, the Company granted 2,030,000 common stock warrants to purchase the Company's common stock. Each option and warrant is convertible into one share of common stock at an exercise price of $0.10 per share. The options and warrants have been granted as compensation for consulting services and as incentives for the purchase of common stock for cash, and generally have a life of two to three years.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial statements
              August 31, 2003 and February 28, 2003


NOTE 4 - OUTSTANDING STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company's outstanding stock options as of August 31, 2003, including all changes during the six months ended August 31, 2003

                                                                 Weighted
                                                                 Average
                                                    Shares     Exercise Price
                                                 ------------- -------------
   Options outstanding at August 31, 2003:

     Options issued in 2002                         2,493,890          0.11
     Options issued in 2003                         2,030,000          0.10
                                                 ------------- -------------

      Total options outstanding, August 31, 2003    4,523,890        $ 0.11
                                                 ============= =============

    Exercisable, August 31, 2003                    4,523,890        $ 0.10
                                                 ============= =============

 Summary of activity for the six months ended August 31, 2003:

     Granted                                        2,030,000        $ 0.10
     Canceled                                               -             -
     Exercised                                              -             -
     Expired                                        2,134,151

NOTE 5 - SUBSEQUENT EVENTS

On September 5, 2003, the company issued 545,000 shares of common stock for cash of $54,500 valued at $0.10 per share. Each share of common stock was issued with one stock warrant with an exercise price of $0.10 per warrant for a total of 545,000 warrants expiring on September 5, 2005.

On September 5, 2003, the company issued 200,000 shares of common stock for the purchase of fixed assets valued at $0.10 per share or $20,000.