Form 10QSB
period 2003-11-30
UNICO INC /AZ/
filed 2004-01-13
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

             For the quarterly period ended 11/30/03
                 Commission file number 000-30239


                       UNICO, INCORPORATED
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)


                   Arizona                         86-0205130
       _______________________________      ____________________________
       (State or other jurisdiction of     (IRS Employer Identification
        incorporation or organization)              Number)



                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California  95954
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

     As of January 9, 2004, the issuer had outstanding 88,952,974 shares of its Common Stock, $0.10 par value per share.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of November 30, 2003 and the related audited consolidated balance sheet of Unico, Incorporated as of February 28, 2003, the unaudited related consolidated statements of operations for the three and nine month periods ended November 30, 2003 and November 30, 2002 and from inception of the exploration stage on March 1, 1997 through November 30, 2003, the unaudited related consolidated statements of stockholders' equity for the period from February 28, 2003 through November 30, 2003, the unaudited related consolidated statements of cash flows for the nine month periods ended November 30, 2003 and November 30, 2002 and from inception of the exploration stage on March 1, 1997 through November 30, 2003, and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

     Unico conducted some additional exploration work on the Silver Bell Mine in Summer, 2003, but it is not presently known when Unico will commence mining activities at the Silver Bell Mine.

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

     Unico commenced mining efforts on the Bromide Basin Mines in September 2001 with five full time miners. Because of the Bromide Basin Mine's high elevation, mining activities are seasonal and generally occur only from June through November. When seasonal mining efforts stopped in November 2003 due to weather, Unico was working to extend the El Padre Tunnel approximately 200 feet to get under the Bromide Vein in order to reach higher grade ore and make the mining efforts more efficient. Unico transports the mined ore to the Deer Trail Mine for further milling and testing.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     During the next 12 months, Unico's plan of operation consists of the following:

     . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
     .  Increase milling activities at the Deer Trail Mine;
     .  Continue to screen and process the ore dumps on the upper Deer Trail
        Mine;
     .  Ship concentrates to smelters for smelting and refining;
     . Evaluate how best to proceed with mining activities at the Silver Bell Mine;
     . Increase the number of full-time employees from 8 to approximately 35; . Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
     . Explore the possibility of building a small portable gold processing plant to be located at the Deer Trail Mine and/or the Bromide Basin Mine to recover gold by gravity or flotation means; and
     . Raise a minimum of $250,000 in additional equity capital, loans and/or other financing transactions.

     Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $250,000 in equity or debt financing during the next 2 to 3 months. The Company's current cash will sustain operations for approximately 60 days.

Results of Operations.

     During the three months ended November 30, 2003, Unico experienced a net loss in the amount of $955,035, or approximately ($0.01) per share, which is $685,433 more than the net loss of $269,602, or approximately ($0.00) per share, incurred for the three months ended November 30, 2002. For the nine months ended November 30, 2003, Unico incurred a net loss of $1,887,734, or approximately ($0.02) per share. This was $1,162,361 more than the net loss of $725,373, or approximately ($0.01) per share, incurred by Unico during the nine month period ended November 30, 2002.

     For the three months ended November 30, 2003, Unico reported no revenues. For the three months ended November 30, 2002, Unico reported no revenues. For the nine months ended November 30, 2003, Unico reported revenues of $15,450 which is $15,450 greater than the revenues of $0 reported for the nine months ended November 30, 2002. The $15,450 of revenues earned in the nine months ended

November 30, 2003 was generated from the sale of concentrates to a smelter in Mexico. Cost of goods sold for the nine month period ended November 30, 2003 was $12,180.

     Unico attributes the increased net loss for the three month period ended November 30, 2003 primarily to a $681,270 increase in general and administrative expenses. Unico attributes the increased net loss for the nine month period ended November 30, 2003 primarily to a $1,138,304 increase in general and administrative expenses, a $11,822 increase in interest expense and an increase in depreciation and amortization expenses of $14,502. The substantial increase in general and administrative expenses for the three and nine month periods ended November 30, 2003 is attributable to the substantial number of shares of Unico's common stock issued to consultants during these periods. Unico anticipates that general and administrative expenses will increase as additional employees are hired in order to increase Unico's mining operations.

Liquidity and Capital Resources

     Unico's stockholders' deficit increased $520,678 in the nine months ended November 30, 2003, from a deficit of ($1,208,695) as of February 28, 2003 to a deficit of ($1,729,373) as of November 30, 2003. Cash and cash equivalents increased $25 to $33,582 at November 30, 2003 from $33,557 at February 28, 2003.

     Cash used in operating activities for the nine months ended November 30, 2003 reflects a net loss of $1,887,734, partially offset by non-cash expenses of $1,265,000 for stock issued for services, $72,726 for depreciation and amortization expenses, a $32,589 increase in accounts payable and other liabilities, and a $24,556 non-cash expense for warrants issued below market value.

     Cash used in investing activities includes $10,350 for the purchase of fixed assets.

     Unico's other major cash needs include raising additional funds to exercise Unico's option to purchase the Deer Trail Mine for $4,000,000 on or before May 31, 2004. If Unico decides to exercise the option, Unico will need to raise substantial additional funds for that purpose unless Unico's operations can generate sufficient profits before the option expires. Unico may also seek to negotiate an extension of the option expiration date.

     Presently our liquid resources are sufficient to support operations for approximately 60 days. We are dependent on raising approximately $250,000 to successfully implement our 12 month business plan described above.

      Our auditors have issued a "going concern" opinion in note 2 of our audited financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $250,000 in equity or debt capital or through other financing transactions in the next 2 to 3 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses. However, this amount does not include any funds needed to exercise the Deer Trail Mine Option.

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

Item 3.  Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Ray C. Brown, who serves as both our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     No legal proceedings involving Unico as a defendant were commenced during the three month period ended November 30, 2003. No material developments occurred in any legal proceedings involving Unico as a defendant during the same time period.

Item 2.  Changes in Securities.

     During the three month period ended November 30, 2003, Unico made the following sales of shares of Unico's common stock which were not registered under the Securities Act of 1933:

                                      No. Of
Date       Recipient                  Shares    Consideration  Valuation
-----------------------------------------------------------------------------
09/05/03   Steven Margolin            150,000   Cash           $0.10/share
-----------------------------------------------------------------------------
09/05/03   Ronda Kay                   30,000   Cash           $0.10/share
-----------------------------------------------------------------------------
09/05/03   Art Conn                    30,000   Cash           $0.10/share
-----------------------------------------------------------------------------
09/05/03   Fred Margolin               50,000   Cash           $0.10/share
-----------------------------------------------------------------------------
09/05/03   Michael Margolin           175,000   Cash           $0.10/share
-----------------------------------------------------------------------------
09/05/03   Michael Margolin           110,000   Cash           $0.10/share
-----------------------------------------------------------------------------
09/05/03   Fred Margolin              175,000   Assets         $0.10/share
-----------------------------------------------------------------------------
09/05/03   Michael Margolin            25,000   Assets         $0.10/share
-----------------------------------------------------------------------------

     Each of the persons named in the table above who purchased shares of Unico's common stock for cash during the three months ended November 30, 2003 also received a warrant to purchase an equivalent number of shares at the exercise price of $0.10 per share which expires September 5, 2005. The shares to be issued upon any exercise of these warrants shall be restricted.

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

     During the three month period ended May 31, 2003, Unico made sales of shares of Unico's common stock which were not registered under the Securities Act of 1933. For a description of those sales, please see Unico's quarterly report on Form 10-QSB for the period ended May 31, 2003.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

     Exhibit
     Number       Description
     --------     ------------

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No Current Reports on Form 8-K were filed by Unico during the quarter ended November 30, 2003.

                            SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNICO, INCORPORATED
                                          (Registrant)


Date: January 12, 2004                By: /s/ Ray C. Brown
                                          -----------------------------------
                                          Ray C. Brown, Chief Executive
                                          Officer and Principal Financial and
                                          Accounting Officer

                           Appendix "A"



                   UNICO, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

             November 30, 2003 and February 28, 2003

                   UNICO, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets


                              ASSETS
                              ------

                                                  November 30,  February 28,
                                                      2003          2003
                                                 ------------- -------------
                                                  (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                      $     33,582  $     33,557
  Certificate of deposit                                5,293         5,293
  Employee advances                                       650           650
                                                 ------------- -------------

     Total Current Assets                              39,525        39,500
                                                 ------------- -------------
PROPERTY AND EQUIPMENT

  Property and equipment, net                         884,982       767,203
                                                 ------------- -------------
OTHER ASSETS

  Refundable deposit                                      500           500
  Reclamation bond                                     38,401        38,401
                                                 ------------- -------------

    Total Other Assets                                 38,901        38,901
                                                 ------------- -------------

      TOTAL ASSETS                               $    963,408  $    845,604
                                                 ============= =============






      The accompanying notes are an integral part of these consolidated financial statements.

                   UNICO, INC. AND SUBSIDIARIES
             Consolidated Balance Sheets (Continued)


          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
        -------------------------------------------------

                                                  November 30,  February 28,
                                                      2003          2003
                                                 ------------- -------------
                                                  (Unaudited)
CURRENT LIABILITIES

  Bank overdraft                                 $     21,240  $        411
  Accounts payable                                     29,146        30,271
  Accrued expenses                                      9,778         9,778
  Notes payable - related party                       961,192       697,716
  Notes payable - current                             640,588       319,000
  Accrued interest payable                            252,028       216,655
  Accrued interest payable - related party            114,228        69,387
  Commitments and contingencies                       116,115       162,615
                                                 ------------- -------------

    Total Current Liabilities                       2,144,315     1,505,833
                                                 ------------- -------------
LONG-TERM LIABILITIES

  Notes payable - non current                         548,466       548,466
                                                 ------------- -------------

    Total Long-Term Liabilities                       548,466       548,466
                                                 ------------- -------------

    Total Liabilities                               2,692,781     2,054,299
                                                 ------------- -------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, 100,000,000 shares authorized at
    $0.10 par value; 87,852,974 and 74,427,974
    shares issued and outstanding, respectively     8,785,299     7,442,799
  Additional paid-in capital                          795,437       770,881
  Deficit accumulated prior to exploration stage   (3,788,522)   (3,788,522)
  Deficit accumulated during the exploration stage (7,521,587)   (5,633,853)
                                                 ------------- -------------

    Total Stockholders' Equity (Deficit)           (1,729,373)   (1,208,695)
                                                 ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                 $    963,408  $    845,604
                                                 ============= =============





       The accompanying notes are an integral part of these consolidated financial statements.



                         UNICO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                          From
                                                                                          Inception
                                                                                          of the
                                                                                          Exploration
                                                                                          Stage on
                                  For the Three Months Ended   For the Nine Months Ended  March 1,
                                          November 30,                November 30,        1997 Through
                                 ---------------------------- --------------------------- November 30,
                                      2003           2002          2003          2002     2003
                                 -------------- ------------- ------------- ------------- -------------

REVENUES                         $           -  $          -  $     15,450  $          -  $     15,450

COST OF SALES                                -             -        12,180             -        12,180
                                 -------------- ------------- ------------- ------------- -------------

    Gross Margin                             -             -         3,270             -         3,270
                                 -------------- ------------- ------------- ------------- -------------
EXPENSES

  Bad debt expense                           -             -             -             -       279,260
  General and administrative           882,915       201,645     1,678,431       540,127     5,454,754
  Depreciation and amortization         22,972        20,353        72,726        58,224       374,869
                                 -------------- ------------- ------------- ------------- -------------

    Total Expenses                     905,887       221,998     1,751,157       598,351     6,108,883
                                 -------------- ------------- ------------- ------------- -------------

    Loss from Operations              (905,887)     (221,998)   (1,747,887)     (598,351)   (6,105,613)
                                 -------------- ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest income                           43           552           149         1,152        14,106
  Interest expense                     (49,191)      (48,156)     (139,996)     (128,174)   (1,039,550)
  Decline in value of assets                 -             -             -             -      (651,810)
  Settlement of debt                         -             -             -             -       (91,000)
  Loss on valuation of assets                -             -             -             -      (309,817)
  Gain on expiration of debt                 -             -             -             -       638,025
  Gain on gold contract                      -             -             -             -        24,072
                                 -------------- ------------- ------------- ------------- -------------

    Total Other Income (Expenses)      (49,148)      (47,604)     (139,847)     (127,022)   (1,415,974)
                                 -------------- ------------- ------------- ------------- -------------

NET LOSS                         $    (955,035) $   (269,602) $ (1,887,734) $   (725,373) $ (7,521,587)
                                 ============== ============= ============= ============= =============

NET LOSS PER SHARE               $       (0.01) $      (0.00) $      (0.02) $      (0.01)
                                 ============== ============= ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              85,147,205    74,112,974    79,497,356    73,358,610
                                 ============== ============= ============= =============



The accompanying notes are an integral part of these consolidated financial statements.

                                      15

                         UNICO, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)


                                              Common Stock          Additional
                                        --------------------------- Paid-In       Accumulated
                                           Shares        Amount     Capital       Deficit
                                        ------------- ------------- ------------- -------------
Balance, February 28, 2003                74,427,974  $  7,442,799  $    770,881  $ (9,422,375)

March 6, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                  50,000         5,000             -             -

March 14, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

April 1, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                                 300,000        30,000             -             -

April 4, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                                 300,000        30,000             -             -

April 14, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

April 22, 2003 common stock issued
 for cash at $0.10 per share
 (unaudited)                                  30,000         3,000             -             -

April 23, 2003 common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

June 3, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

June 16, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

June 23, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 500,000        50,000             -             -

June 23, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -
                                        ------------- ------------- ------------- -------------

Balance forward                           77,707,974  $  7,770,799  $    770,881  $ (9,422,375)
                                        ------------- ------------- ------------- -------------

The accompanying notes are an integral part of these consolidated financial statements.

                                      16

                         UNICO, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                              Common Stock          Additional
                                        --------------------------- Paid-In       Accumulated
                                           Shares        Amount     Capital       Deficit
                                        ------------- ------------- ------------- -------------

Balance forward                           77,707,974  $  7,770,799  $    770,881  $ (9,422,375)

July 1, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

July 8, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 200,000        20,000             -             -

July 28, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 350,000        35,000             -             -

August 1, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 200,000        20,000             -             -

August 11, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 250,000        25,000             -             -

August 29,2003, common stock issued
 for services at $0.10 per share
 (unaudited)                                 450,000        45,000             -             -

Additional expense recognized on
 stock warrants granted (unaudited)                -             -        24,556             -

September 2, 2003, common stock
 issued for services at $0.10 per share
 (unaudited)                               1,000,000       100,000             -             -

September 3, 2003 common stock
 issued for services at $0.10 per share
 (unaudited)                                 500,000        50,000             -             -

September 5, 2003, common stock
 issued for cash at $0.10 per share
 (unaudited)                                 545,000        54,500             -             -

September 5, 2003, common stock
 issued for purchase of fixed assets
 at $0.10 per share (unaudited)              200,000        20,000             -             -

September 16, 2003, common stock
 issued for services at $0.10 per share
 (unaudited)                                 800,000        80,000             -             -
                                        ------------- ------------- ------------- -------------

Balance forward                           82,552,974  $  8,255,299  $    795,437  $ (9,422,375)
                                        ------------- ------------- ------------- -------------

The accompanying notes are an integral part of these consolidated financial statements.




                         UNICO, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                               Common Stock         Additional
                                        --------------------------- Paid-In       Accumulated
                                           Shares        Amount     Capital       Deficit
                                        ------------- ------------- ------------- -------------

Balance forward                           82,552,974  $  8,255,299  $    795,437  $ (9,422,375)

September 24, 2003, common stock
 issued for services at $0.10 per share
 (unaudited)                               1,300,000       130,000             -             -

October 9, 2003, common stock issued
 for services at $0.10 per share
 (unaudited)                               2,000,000       200,000             -             -

October 20, 2003, common stock
 issued for services at $0.10 per
 share (unaudited)                         1,000,000       100,000             -             -

November 6, 2003, common stock
 issued for services at $0.10 per
 share (unaudited)                         1,000,000       100,000             -             -

Net loss for the nine months
 ended  November 30, 2003
 (unaudited)                                       -             -             -    (1,887,734)
                                        ------------- ------------- ------------- -------------
Balance, November 30, 2003
 (unaudited)                              87,852,974  $  8,785,299  $    795,437  $(11,310,109)
                                        ============= ============= ============= =============

Deficit accumulated prior to the exploration stage                                $ (3,788,522)
Deficit accumulated during the exploration stage                                    (7,521,587)
                                                                                  -------------

Total accumulated deficit                                                         $(11,310,109)
                                                                                  =============




The accompanying notes are an integral part of these consolidated financial statements.










                         UNICO, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                      From
                                                                                      Inception of the
                                                                                      Exploration
                                                                                      Stage on
                                                        For the Nine Months Ended     March 1,
                                                               November 30,           1997 Through
                                                      ----------------------------    November 30,
                                                            2003            2002      2003
                                                      --------------- --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            $   (1,887,734) $     (725,373) $  (7,521,587)
  Adjustments to reconcile net loss to net cash and
   cash equivalents used  by operating activities:
     Stock issued for services                             1,265,000           8,500      2,591,099
     Bad debt expense                                              -               -        279,260
     Warrants issued below market value                       24,556               -        179,556
     Pre-paid services expensed                                    -           3,460              -
     Depreciation expense                                     72,726          58,224        374,869
     Loss on disposition of asset                                  -               -        (21,055)
     Settlement of debt                                            -               -         19,000
     Gain on expiration of debt                                    -               -       (638,025)
     Gain on gold contract                                         -               -        (24,072)
     Decline in value of assets                                    -               -        960,960
  Changes in operating assets and liabilities:
     (Increase) in accounts receivable and
       related receivables                                         -            (650)           (65)
     (Increase) in other assets                                    -               -         (6,192)
     Decrease in prepaid expenses                                  -               -          3,460
     Increase in accounts payable and other
       liabilities                                            32,589          41,755      1,008,282
                                                      --------------- --------------- --------------

       Net Cash Used by Operating Activities                (492,863)       (614,084)    (2,794,510)
                                                      --------------- --------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in receivable-related party                             -         (20,000)             -
  Proceeds from receivable-related party                           -          15,000              -
  Purchase of land                                                 -               -        (50,000)
  Decrease in investment                                           -               -         95,068
  Purchase of fixed assets                                   (10,350)        (76,824)      (572,765)
                                                      --------------- --------------- --------------

      Net Cash Used by Investing Activities                  (10,350)        (81,824)      (527,697)
                                                      --------------- --------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in bank overdraft                       20,829          (3,325)        21,240
  Proceeds from notes payable - related party                263,476          66,795      1,374,388
  Proceeds from notes payable                                183,447         625,000        801,447
  Payments on notes payable                                  (22,014)        (16,534)      (173,548)
  Issuance of stock for cash                                  57,500          30,000      1,286,250
  Receipt of stock subscription receivable                         -               -         41,990
                                                      --------------- --------------- --------------

      Net Cash Provided by Financing Activities       $      503,238  $      701,936  $   3,351,767
                                                      --------------- --------------- --------------

The accompanying notes are an integral part of these consolidated financial statements.

                                      19

                         UNICO, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)



                                                                                      From
                                                                                      Inception of the
                                                                                      Exploration
                                                                                      Stage on
                                                        For the Nine Months Ended     March 1,
                                                               November 30,           1997 Through
                                                      ----------------------------    November 30,
                                                            2003            2002      2003
                                                      --------------- --------------- --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             $           25  $        6,028  $      29,560

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              33,557          33,009          4,022
                                                      --------------- --------------- --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $       33,582  $       39,037  $      33,582
                                                      =============== =============== ==============
CASH PAID DURING THE PERIOD FOR:

  Interest                                            $       59,782  $       44,886  $      80,594
  Income taxes                                        $            -  $            -  $           -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of stock for services                      $    1,265,000  $        8,500  $   2,591,099
  Issuance of stock for debt                          $            -  $      170,000  $   1,384,069
  Issuance of stock for subsidiary acquisition        $            -  $       33,000  $     309,150
  Issuance of stock for fixed assets                  $       20,000  $            -  $      68,400
  Issuance of stock for prepaid services              $            -  $            -  $       3,460
  Acquisition of assets with note payable             $      160,155  $            -  $     160,155






The accompanying notes are an integral part of these consolidated financial statements.

                                      20

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             November 30, 2003 and February 28, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its February 28, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended November 30, 2003 are not necessarily indicative of the results that can be expected for the year ending February 29, 2004.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses
from its inception through November 30, 2003.   It has not established
revenues sufficient to cover its operating costs and to allow it to continue as a going concern. During the next 12 months, the Company's plan of operation consists of the following:

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

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             November 30, 2003 and February 28, 2003


NOTE 2 - GOING CONCERN (Continued)

Management believes the Company's current cash as of November 30, 2003, will sustain operations for approximately two additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

NOTE 3 -  MATERIAL EVENTS

During the nine months ended November 30, 2003, the Company borrowed an additional $263,476 from a related party. At November 30, 2003, the total balance on this related party note was $935,473, plus an additional $111,940 in accrued interest. Additionally, the Company borrowed $75,000 from an unaffiliated individual. This note bears interest at a rate of 10.0% per annum, and has no formal payment terms. Also, the Company borrowed $103,600 from an unaffiliated individual. This note has no stated interest rate. Interest was imputed at 10.0% per annum. There are no formal payment terms.

During the nine months ended November 30, 2003, the Company issued 12,650,000 shares of common stock to various consultants for services rendered. These shares were valued by the Company at $0.10 per share. Additionally, the Company issued 575,000 shares of common stock for cash at $0.10 per share.

During the nine months ended November 30, 2003, the Company issued 200,000 shares of common stock for the purchase of fixed assets valued by the Company at $0.10 per share.

On April 1, 2003, the Company elected to purchase certain fixed assets from an unaffiliated entity for $165,000. As a part of this purchase, certain of these fixed assets were expensed as minor supplies, while capitalizing a total of $160,155. Per the terms of the asset purchase agreement, the seller agreed to finance the purchase price of $165,000 for the Company, such that the Company is to make 24 monthly installment payments of $2,000, with the remaining outstanding balance due on April 1, 2005. The note bears interest at a rate of 10.0% per annum. The principal balance on this note at November 30, 2003 was $142,986.

NOTE 4 - OUTSTANDING STOCK OPTIONS AND WARRANTS

During the nine months ended November 30, 2003, the Company granted 2,575,000 common stock warrants to purchase the Company's common stock. Each option and warrant is convertible into one share of common stock at an exercise price of $0.10 per share. The options and warrants have been granted as compensation for consulting services and as incentives for the purchase of common stock for cash, and generally have a life of two to three years.

                   UNICO, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             November 30, 2003 and February 28, 2003


NOTE 4 - OUTSTANDING STOCK OPTIONS AND WARRANTS (Continued)

A summary of the Company's outstanding stock options as of November 30, 2003, including all changes during the nine months ended November 30, 2003

                                                                 Weighted
                                                                  Average
                                                    Shares     Exercise Price
                                                 ------------- --------------
    Options outstanding at November 30, 2003:
      Options issued in 2003                        1,255,000           0.11
      Options issued in 2004                        2,575,000           0.10
                                                 ------------- --------------
    Total options outstanding, November 30, 2003    3,830,000  $        0.11
                                                 ============= ==============

    Exercisable, November 30, 2003                  3,830,000  $        0.10
                                                 ============= ==============


    Summary of activity for the nine months ended November 30, 2003:

       Granted                                      2,575,000  $        0.10
       Canceled                                             -              -
       Exercised                                            -              -
       Expired                                      3,373,041  $        0.10



NOTE 5 - SUBSEQUENT EVENTS

Subsequent to November 30, 2003, the Company borrowed an additional $55,700 from an unrelated party.

On December 4, 2003, the Company issued 1,100,000 shares of common stock for services valued at $0.10 per share.