Form 10KSB
period 2004-02-29
UNICO INC /AZ/
filed 2004-06-17
CIK 1110737

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended February 29, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

                  Commission File No. 000-30239

                       UNICO, INCORPORATED
          ---------------------------------------------
          (Name of Small Business Issuer in its Charter)

       ARIZONA                                    86-0205130
-------------------------------            --------------------------
(State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
 Incorporation or Organization)

                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California 95954
             ---------------------------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (530) 873-4394

                               N/A
                         ---------------
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:    None

Name of Each Exchange on Which Registered:                        None

Securities Registered under Section 12(g) of the Exchange Act:

                  Common Stock, $0.10 par value
                  ------------------------------
                         (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: February 29, 2004 - $15,450.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of June 7, 2004, the aggregate market value of the voting stock held by non-affiliates was $5,104,005, based on approximately 81,664,074 shares of voting common stock of the registrant held by non-affiliates and the average bid and asked prices ($0.0625) of the stock.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Not Applicable.

     APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 27, 2004 there were 93,462,974 shares of the issuer's common stock issued and outstanding.

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

Deer Trail Mine.
---------------

      On March 30, 1992, Unico entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. The lease term was for a period of 10 years, and covered 28 patented claims, 5 patented mill sites and 171 unpatented claims located approximately 5 miles South of Marysvale, Utah. It included mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines. There are no known, proven or probable reserves on the property.

      Effective December 1, 2001, a second lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It replaced the first lease. The second lease expired at the end of May 2004. The second lease agreement is referred to in this report as the "Deer Trail Lease". The Deer Trail Lease required Unico to make monthly lease payments and pay a 3% net smelter return on ore removed from the Deer Trail Mine.

      Prior to the expiration of the Deer Trail Lease, Unico made an offer to Crown Mines, L.L.C. to extend the term of the Deer Trail Lease until August 31, 2005 and exercise the option to purchase the Deer Trail Mine. The parties have tentatively agreed on the following terms: (a) Unico will pay all past due royalties, taxes, assessments and all other amounts presently owed under the Deer Trail Lease (approximately $204,000) on or before September 1, 2004;
(b) Unico will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and (c) Unico will continue to make the payments required under the Deer Trail Lease during the extended lease term. Negotiations are continuing, and the terms tentatively agreed to may change before a modification of the Deer Trail Lease is signed by the parties. Unico's ability to make the required payments is dependent on Unico raising substantial equity capital and/or securing substantial financing in the near future. No assurance can be given that Unico will be successful in its efforts to raise the necessary funds and/or secure the necessary financing. If Unico fails in this regard, Unico will likely lose any rights it has to the Deer Trail Mine property.

      Unico acquired the necessary permits to commence mining activities, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. Unico is in the process of seeking a permit from the State of Utah Division of Oil, Gas and Mining for large scale mining operations. Unico has filed to obtain a construction permit with the State of Utah Department of Environmental Quality (both the Utah Division of Air Quality and the Utah Division of Water Quality) for the Deer Trail Mine tailings impoundment pond no. 2.

      Unico worked for more than two years to reopen the Deer Trail Mine. Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. To date, the mining activities have been fairly limited. Unico presently has seven full time employees, two full time consultants, and three part time consultants whose services are used on an as needed basis. There have been between 2 and 5 miners at various times working full time in the Deer Trail Mine both on mine development work and production work until approximately October 2003. Their efforts were concentrated in the 3400 Area of the mine, from which they removed approximately 1,000 tons of ore per month. The ore has been stock-piled and some of it has been crushed. Some of the employees have worked on mine maintenance.

      Unico has completed a mill on site at the Deer Trail Mine. In November 2001 Unico began milling activities. Unico has started screening and crushing ore dumps on the upper Deer Trail Mine and moving the materials to its ball mill.

      We believe that there are a variety of mining companies and other mineral companies that are potential purchasers for the lead concentrates, zinc concentrates and other concentrates which we intend to sell as the end product from our Deer Trail Mine mining and milling operations.

      The concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport concentrates to smelters or other places designated by purchasers.

      The Pennolies Smelter in Torreon, Mexico recently agreed to purchase concentrates from Unico. Unico has sent some concentrates to the Teck Cominco Smelter in Trail, British Columbia, Canada to be tested and evaluated. Depending on the results of the tests, Unico may sell concentrates to the Teck Cominco Smelter.

The Deer Trail Mine Development Agreement.
-----------------------------------------

      On October 5, 1998 Unico entered into the Deer Trail Mine Development Agreement with Guilderbrook, Inc. and Aurora Resources & Mining Corp. The Deer Trail Mine Development Agreement was entered into at a time when Unico was seriously delinquent in its obligations under the Deer Trail Lease, and needed assistance with making both delinquent lease payments and future lease payments. The Deer Trail Mine Development Agreement required Guilderbrook, Inc. to provide $60,000 to Unico in order to pay past due lease payments and to provide $9,000 per month for future lease payments. In exchange for these payments, Guilderbrook, Inc. was to receive 25% of the net profits from ore sales, including all ore mined at the Deer Trail Mine.

      The Deer Trail Mine Development Agreement obligated Aurora Resources & Mining Corp. to provide the mine operation's management along with the other necessary additional equipment to begin mining operations at the Deer Trail

Mine. This was to be done with Aurora Resources & Mining Corp.'s financial and additional capital equipment resources. In consideration for this contribution, the Deer Trail Mine Development Agreement provided that Aurora Resources & Mining Corp. was to receive 50% of the net profits from all mined ore sales from the Deer Trail Mine.

      The Deer Trail Mine Development Agreement provided that at a future time when exercising the option to purchase the Deer Trail Mine under the Deer Trail Lease, Guilderbrook, Inc. was to pay 25% of the option price, Aurora Resources & Mining Corp. was to pay 50% of the option price and Unico was to pay 25% of the option price. In the event that the option is exercised under the Deer Trail Lease, the Deer Trail Mine Development Agreement provided that the full ownership interests of the parties, and the property, rights and privileges, and any net smelter returns to be shared between the parties, would then be own/shared on the following basis:

      .     Unico - 25%
      .     Guilderbrook, Inc. - 25%
      .     Aurora Resources & Mining Corp. - 50%.

Unico was to continue to be a leaseholder and operator of the Deer Trail Mine property.

      In February 1999, Unico issued 500,000 shares of its common stock to Aurora Resources & Mining Co. in exchange for a 26% net profits interest under the Deer Trail Mine Development Agreement. In October 1999, Aurora Resources & Mining Corp. agreed to return to Unico Aurora's remaining 24% right to net profits under the Deer Trail Mine Development Agreement. As a result of the February 1999 modification, Unico became entitled to 75% of any net profits generated under the Deer Trail Mine Development Agreement, and Guilderbrook, Inc. was entitled to the remaining 25% of any net profits.

      Guilderbrook, Inc. ceased making payments under the Deer Trail Mine Development Agreement in approximately May, 2003. It is possible that Unico may seek to obtain a full release of any rights or claims Guilderbrook, Inc. may have under the Deer Trail Mine Development Agreement. In order to obtain such a release, Unico may have to agree to pay some consideration to Guilderbrook, Inc.

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

      Unico conducted some exploration work on the Silver Bell Mine in Summer, 2003. Unico plans to commence an exploration and resource definition program at the Silver Bell Mine during Summer, 2004. Unico may also seek a joint venture mining partner to jointly develop the Silver Bell Mine. Unico anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mine.
-------------------

      On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease"). Under the Revised Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Unico certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Revised Kaibab Mining Lease runs until April 1, 2005, and grants to Unico the option to purchase all of the property being leased. The option is exercisable during the two year term of the Revised Kaibab Mining Lease. There are no known, proven or probable reserves on the property.

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

      Kaibab Industries, Inc. has indicated that it would like to review Unico's plans for operations at the Bromide Mines in anticipation of the upcoming 2004 mining season. Currently there is no indication from Kaibab Industries, Inc. that Unico is in default under the Revised Kaibab Mining Lease, nor has Unico received a default notice as to the terms of the agreement.

      Unico commenced mining efforts on the Bromide Basin Mines in September 2001 with five full time miners. Ore removed from the Bromide Basin Mines is transported to the Deer Trail Mine site where it is crushed and milled. Because of the Bromide Basin Mine's high elevation, mining activities are seasonal and occur only from May or early June through approximately mid-November.

      Our 2003 mining activities on the Bromide Mine began with clearing snow and rocks from access roads. New discharge pipes were installed at the Bromide Mine and then the tunnels were de-watered.

      During 2003, we had two problems that delayed progress at the Bromide Mine. Our Mine rescue coverage, required by MSHA, was unexpectedly terminated due to new policies at the company that had been covering our operations. This forced us to discontinue all work at the Bromide Mine until new coverage was secured and all MSHA concerns were satisfied. Two wild fires in the

Henry Mountains also forced us to stop mining activities until the fires were contained. During the fires, mine water was dedicated to the fire fighting effort.

      During 2003, we continued exploration work in the Bromide Mine and re-confirmed the existence of a high-grade gold structure. We recovered 2.9 ounces of gold from a 400 pound sample of material extracted by crude methods from the high-grade area in the Bromide Mine. The work at the tunnel included laying track to connect with track already in the tunnel, compressed air service, and establishing electricity with the addition of a diesel-powered generator. We intend to use shrink, cut and fill stopping methods to extract the gold rich ore from the Bromide vein via the El Padre tunnel. In addition, the mineralized rock from the Kimble and Turner can be extracted by mechanical means and shipped for processing.

      Previous soil survey work revealed many prospective areas for the discovery of more gold occurrences in the basin, but most importantly, re-confirmed the strike of the Bromide, Crescent Creek and Kimble and Turner mineralized structures. Past drilling clearly established that gold mineralization in Bromide Basin is structurally controlled and that no disseminated mineralization in the country rock was encountered.

      The El Padre Tunnel will serve as access to the Bromide vein (400 feet above the tunnel) and possibly others, and provide drainage for the Bromide mine. Track for the El Padre Tunnel was obtained during the 2003 mining season and transported to the mine site. The high wall above the El Padre Tunnel was secured and timbering of the portal was completed. Preliminary ground leveling work at El Padre was begun in order to properly lay the track from the surface into the tunnel. A mine locomotive, charger and other mining equipment were also delivered to the El Padre. All infrastructure for completing the tunnel is in place.

      Static screens were installed at Kimble and Turner and previously excavated gold rich mineralized rock was screened. The gold recovered from the fines was tested by simple gravity methods confirming a very high recovery rate of coarse gold. It is believed that the finer mesh gold (-10m) could be liberated by further pulverizing the ore and additional grinding would liberate even finer gold. Limited amounts of Kimble and Turner material were transported to a staging station where it could be loaded for delivery to the Deer Trail mill in Marysvale, Utah.

      Despite some frustrations in the 2003 mining season, Unico was able to improve the infrastructure at the Bromide mines and transport about 400 tons of Bromide material to the Deer Trail mill; 235 tons coming from Hanksville, Utah and 160 tons from Fredonia, Arizona, formerly a processing site for Bromide-ore.

Plans for 2004 Mining Season.
----------------------------

      During the 2004 mining season, Unico intends to initially make preparations to upgrade the infrastructure in and around the mine areas.
These improvements will provide more effective access to the general working area of the mines and lay the groundwork for continuous operations through the season.

      In the 2004 season, Unico is looking to increase the production levels of the Bromide Basin mines. To that end, primary planning will include the continuation and completion of the El Padre Tunnel and the development of production headings within the bromide vein.

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

Dependence on Metal Prices.
--------------------------

      Unico's mining activities will be largely dependent on metal prices.
The prices may fluctuate on the world commodity markets and will be beyond the influence of Unico. A substantial reduction in the price of metals might impede Unico's ability to economically mine or to raise additional capital. Similarly, recent increases in metal prices have been beneficial to mining companies, and may increase Unico's ability to acquire new capital.

Competition.
-----------

      Unico competes with many mining companies in the U.S. and throughout the world. The majority of Unico's competitors are much larger and better financed than Unico. Some of Unico's competitors have closed mining operations in past years due to low metal prices. Some mining operations have been consolidated through mergers or other acquisitions. Recent increases in metal prices have helped mining companies in expanding operations and in their efforts to acquire new capital.

Employees.
---------

      Unico presently has seven full time employees, two full time consultants and three part time consultants. Five of these full time employees have
worked as miners.   The other full time employees include a project manager
and foreman. Unico believes that it will increase its number of employees to approximately 35 within the next twelve months. In the event the mining operations are successful, additional employees may be added in the future.

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

      The mining operations are regulated under the jurisdiction of the Mine Safety and Health Administration or "MSHA" to some degree to insure safe operations. Without proper training of personnel and compliance to all MSHA rules, the mine could be subject to heavy fines and closure. Unico strives to comply with MSHA regulations and maintain a good working relationship with

MSHA. The mining operations are subject to periodic inspections by MSHA which, depending on the outcome of an inspection, could curtail production until any violations have been cured.

      During approximately the last two years Unico has received some minor citations from MSHA and fines have been assessed. Unico is current on its payment obligations with respect to outstanding fines.

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

      A second Mining Lease and Option to Purchase ("Deer Trail Lease") was entered into between the same parties on December 1, 2001 which replaced the initial lease. The Deer Trail Lease expired June 1, 2004. Under the Deer Trail Lease Unico has been required to pay as rental for the leased claims, a five percent (5%) royalty upon all ore taken and sold from the premises, with a minimum royalty of $10,000 per month, regardless of the amount of actual production from the Lease during any given month. Unico was also required to pay all utility costs and taxes on the claims estimated to be approximately $25,000 per year. The Deer Trail Lease granted to Unico an option to purchase all the claims and mill sites, including all dumps, equipment and personal property contained therein at a price of $4,000,000 plus the lessor would retain a carried interest of three percent (3%) of net smelter returns from the claims in perpetuity. The option could be exercised at any time prior to the termination date of the Deer Trail Lease.

      Prior to the expiration of the Deer Trail Lease, Unico made an offer to Crown Mines, L.L.C. to extend the term of the Deer Trail Lease until August 31, 2005 and exercise the option to purchase the Deer Trail Mine. The parties have tentatively agreed on the following terms: (a) Unico will pay all past due royalties, taxes, assessments and all other amounts presently owed under the Deer Trail Lease (approximately $204,000) on or before September 1, 2004;
(b) Unico will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and (c) Unico will continue to make the payments required under the

Deer Trail Lease during the extended lease term. Negotiations are continuing, and the terms tentatively agreed to may change before a modification of the Deer Trail Lease is signed by the parties. Unico's ability to make the required payments is dependent on Unico raising substantial equity capital and/or securing substantial financing in the near future. No assurance can be given that Unico will be successful in its efforts to raise the necessary funds and/or secure the necessary financing. If Unico fails in this regard, Unico will likely lose any rights it has to the Deer Trail Mine property.

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

      Unico leased the property effective June 1, 1992 and has been actively working to re-open the mine since then. Unico has produced a few small lots of ore from the stopes in the 8600 area of the PTH tunnel for testing and evaluation purposes, and has developed several excellent targets within those workings. In April 2001, Unico began limited mining operations which were concentrated in the 3400 area of the mine until underground mining operations temporarily stopped in October 2003. Unico plans to resume underground mining operations in Summer, 2004.

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

Deer Trail Mine Workings.
------------------------

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

Deer Trail Mine Mineral Resources.
---------------------------------

      The resources have been outlined above. However, further efforts to increase the mineable resources of the mine are being explored. Unico has plans to begin a drilling program in an attempt to prove up reserves. Unico is also evaluating ways to mine more efficiently in order to mine lower grade ores at a profit. Unico is evaluating whether cyanide may be used to increase mining yields. Recently, Unico acquired two heavy media separators. The heavy media separator is a method whereby low grade material can be upgraded underground for less than $2.50 per ton. Areas left undeveloped in the mine due to the amount of waste rock between narrow mineralized beddings might effectively be produced by using heavy media separator technology.

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

      In June 2002, this property was encumbered by a trust deed securing a loan in the amount of $200,000 which was used to finance general operations of Unico.

Silver Bell Mine.
----------------

      On December 6, 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation, in consideration for the issuance of 3,000,000 restricted shares of Unico common stock. In June 2002, all of the Silver Bell Mining claims were encumbered by a trust deed securing a loan in the amount of $350,000 which was used to finance general operations of Unico.

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

      Unico conducted some exploration work on the Silver Bell Mine in Summer, 2003. Unico plans to commence an exploration and resource definition program at the Silver Bell Mine during Summer, 2004. Unico may also seek a joint venture mining partner to jointly develop the Silver Bell Mine. Unico anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mines.
--------------------

      On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease"). Under the Revised Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Unico certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Revised Kaibab Mining Lease runs until April 1, 2005, and grants to Unico the option to purchase all of the property being leased. The option is exercisable during the two year term of the Revised Kaibab Mining Lease. There are no known, proven or probable reserves on the property.

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

      Kaibab Industries, Inc. has indicated that it would like to review Unico's plans for operations at the Bromide Mines in anticipation of the upcoming 2004 mining season. Currently there is no indication from Kaibab Industries, Inc. that Unico is in default under the Revised Kaibab Mining Lease, nor has Unico received a default notice as to the terms of the agreement.

Purchase of Mining Equipment.
----------------------------

      In April 2003, Unico purchased certain mining equipment from Kaibab Industries, Inc. for $165,000. To pay for the equipment, Unico executed a promissory note which requires Unico to make payments of $2,000 per month until April 1, 2005 at which time Unico must pay the balance in full. Kaibab Industries, Inc. has a security interest in the mining equipment purchased until it is paid for in full. Unico is current on its payment obligations for the purchase of this mining equipment.


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

      On May 21, 2004 a Special Meeting of Shareholders of Unico was held. Proxies for the meeting were solicited pursuant to Regulation A. The following three matters were voted upon, and approved, by the shareholders:

      . A proposal to amend Unico's Articles of Incorporation to increase the number of Unico's authorized common shares from 100,000,000 to 500,000,000 shares, and establish a class of preferred stock, with 20,000,000 shares authorized, with such preferences, limitations and relative rights as may be determined in the discretion of Unico's Board of Directors.

      . A proposal to ratify and approve Unico's Board of Director's actions to: (a) grant presently outstanding warrants to purchase up to 3,015,000 shares of Unico's common stock which were granted during 2002, 2003 and/or 2004; and (b) grant presently outstanding stock options to purchase up to 300,000 shares of Unico's common stock which were granted during June 2002.

      . A proposal to approve and authorize the sale of shares of Unico's common stock at prices to be established by the Board of Directors which may be below Unico's net asset value per share.

      The first proposal described above was approved with 55,844,878 shares voting in favor, 1,798,287 shares voting against and 65,075 shares abstaining. The second proposal described above was approved with 55,788,138 shares voting in favor, 1062,400 shares voting against and 857,702 shares abstaining. The third proposal described above was approved with 55,788,138 shares voting in favor, 1,062,400 shares voting against and 81,075 shares abstaining.


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

Quarter ended                 High bid          Low bid
-------------                 --------          ---------

May 31, 2002                   $.17              $.065
August 31, 2002                $.175             $.075
November 30, 2002              $.105             $.055
February 28, 2003              $.092             $.059
May 31, 2003                   $.076             $.037
August 31, 2003                $.057             $.021
November 30, 2003              $.08              $.027
February 29, 2004              $.176             $.075

Number of Stockholders.
----------------------

      As of May 27, 2004 there were approximately 530 stockholders of record. Because many of the shares are held in broker or street name, Unico believes that it has significantly more than 530 beneficial stockholders.

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

Recent Sales of Unregistered Securities.
---------------------------------------

      During the fourth quarter of the fiscal year ended February 29, 2004, Unico made the following sales of securities which were not registered under the Securities Act of 1933:




Date         Recipient           No. of Shares     Consideration    Valuation
-----        ---------           -------------     -------------    ----------

1/20/2004    Michael Margolin    260,000           Cash             $26,000


Mr. Margolin also received options to purchase an equal number of shares at the same cash price per share during the two years following his stock purchase.

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

      For information concerning sales of shares of Unico's common stock by Unico which were not registered under the Securities Act of 1933 during the first nine months of the fiscal year ended February 29, 2004, please refer to

      Unico's quarterly reports for the quarters ended May 31, 2003, August 31, 2003, and November 30, 2003. For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2003 and 2002 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 28, 2003 and 2002, respectively, and to Unico's quarterly reports on Form 10-QSB for the quarters ended May 31, 2001 and 2002, August 31, 2001 and 2002 and November 30, 2001 and 2002.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

      During the next 12 months, our plan of operation consists of the following:

      . Commence a drilling program in an attempt to prove up the reserves at the Deer Trail Mine, and have the samples tested by an independent third party;
      .   Continue to upgrade the existing mill at the Deer Trail Mine;
      . Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;
      . Construct an on-site lab at the Deer Trail Mine to test samples and conduct in-house assays;
      . Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;
      . Continue to screen, crush and process the ore dumps on the upper Deer Trail Mine;
      . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
      .   Increase milling activities at the Deer Trail Mine;
      . Increase the number of full-time employees from seven to approximately 35, and hire a full time metallurgist as part of this process;
      . Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
      . Begin an exploration and resource definition program at the Silver Bell Mine during the Summer, 2004.
      . Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;
      .   Exercise an option to purchase the Deer Trail Mine for $4,000,000;
          and
      . Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.

      Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's current cash will sustain operations for approximately 60 days.

Management's discussion and analysis of financial
-------------------------------------------------
condition and results of operations.
-----------------------------------

      Results of operations. For the fiscal year ended February 29, 2004, Unico reported revenues of $15,450 which is $15,450 greater than the revenues of $0 reported for the fiscal year ended February 28, 2003. The revenues earned in the fiscal year ended February 29, 2004 were generated from the sale of concentrates to a smelter in Mexico. Costs of revenues for the fiscal year ended February 29, 2004 was $12,180, compared to cost of revenues of $0 for the fiscal year ended February 29, 2003. During the year ended February 29, 2004, Unico experienced a net loss in the amount of $2,723,002, or approximately ($0.03) per share, which is $2,098,835 larger than the net loss of $624,167, or approximately ($0.01) per share, incurred in the fiscal year ended February 28, 2003.

      Unico attributes the increased net loss for the fiscal year ended February 29, 2004 primarily to a $1,649,503 increase in general and administrative expenses, a $638,025 decrease in gain or expiration of debt, a $73,003 increase in interest expense and an increase in depreciation and amortization expenses of $19,555, partially offset by a decrease of $279,260 in bad debt expense. The substantial increase in general and administrative expenses for the fiscal year ended February 29, 2004 is attributable to the substantial number of shares of Unico's common stock issued to consultants during this period. Unico anticipates that general and administrative expenses will increase as additional employees are hired in order to increase Unico's mining operations.

      Liquidity and capital resources. Unico's stockholders' deficit increased $1,029,946 in the year ended February 29, 2004, from a deficit of ($1,208,695) as of February 28, 2003 to a deficit of ($2,238,641) as of
February 29, 2004. Cash and cash equivalents decreased $557 to $33,000 at February 29, 2004 from $33,557 at February 28, 2003.

      Cash used in operating activities for the year ended February 29, 2004 reflects a net loss of $2,723,002, partially offset by non-cash expenses of $1,560,000 for stock issued for services, $97,619 for depreciation and amortization expenses, a $411,145 increase in accounts payable and other liabilities, and a $24,556 non-cash expense for warrants issued below market value.

      Cash used in investing activities includes $11,490 for the purchase of fixed assets.

      Unico's other major cash needs include raising additional funds to exercise Unico's option to purchase the Deer Trail Mine for $4,000,000. Unico must raise substantial additional funds for that purpose.

      Presently our liquid resources are sufficient to support operations for approximately 60 days. We are dependent on raising approximately $5,000,000 to successfully implement our 12 month business plan described above.

      Our auditors have issued a "going concern" opinion in note 8 of our audited financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $5,000,000 in equity or debt capital or through other financing transactions in the next 12 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

      We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management and/or others.

In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing, for which we have no commitments.

      Deer Trail Lease termination; option to purchase. The Deer Trail Lease expired June 1, 2004. Prior to the expiration of the Deer Trail Lease, Unico made an offer to Crown Mines, L.L.C. to extend the term of the Deer Trail Lease until August 31, 2005 and exercise the option to purchase the Deer Trail Mine. The parties have tentatively agreed on the following terms: (a) Unico will pay all past due royalties, taxes, assessments and all other amounts presently owed under the Deer Trail Lease (approximately $204,000) on or before September 1, 2004; (b) Unico will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and (c) Unico will continue to make the payments required under the Deer Trail Lease during the extended lease term. Negotiations are continuing, and the terms tentatively agreed to may change before a modification of the Deer Trail Lease is signed by the parties. Unico's ability to make the required payments is dependent on Unico raising substantial equity capital and/or securing substantial financing in the near future. No assurance can be given that Unico will be successful in its efforts to raise the necessary funds and/or secure the necessary financing. If Unico fails in this regard, Unico will likely lose any rights it has to the Deer Trail Mine property.




Item 7.  Financial Statements.




               UNICO, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 29, 2004

                         C O N T E N T S


Independent Auditors' Report............................................ 22

Consolidated Balance Sheet.............................................. 23

Consolidated Statements of Operators.................................... 25

Consolidated Statements of Stockholders' Equity (Deficit)............... 26

Consolidated Statements of Cash Flows................................... 34

Notes to Consolidated Financial Statements.............................. 36

                  INDEPENDENT AUDITORS'  REPORT


Unico, Incorporated and Subsidiaries
Board of Directors
Magalia, California

We have audited the accompanying consolidated balance sheet of Unico, Incorporated and Subsidiaries as of February 29, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended February 29, 2004 and February 28, 2003 and from inception of the exploration stage on March 1, 1997 through February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unico, Incorporated and Subsidiaries as of February 29, 2004 and the results of their operations and their cash flows for the years ended February 29, 2004 and February 28, 2003 and from inception of the exploration stage on March 1, 1997 through February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is an exploration stage company with minimal operating revenues to date and a deficit in working capital, which together raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 11, 2004

               UNICO, INCORPORATED AND SUBSIDIARIES
                    Consolidated Balance Sheet





                              ASSETS
                             -------



                                                              February 29,
                                                                  2004
                                                             --------------
CURRENT ASSETS

  Cash and cash equivalents                                  $      33,000
  Certificate of deposit                                             5,358
                                                             --------------

     Total Current Assets                                           38,358
                                                             --------------
PROPERTY AND EQUIPMENT

  Property and equipment, net (Note 4)                             903,252
                                                             --------------
OTHER ASSETS

  Refundable deposit                                                   500
  Reclamation bond                                                  38,401
                                                             --------------

    Total Other Assets                                              38,901
                                                             --------------

      TOTAL ASSETS                                           $     980,511
                                                             ==============
















       The accompanying notes are an integral part of these consolidated financial statements.

               UNICO, INCORPORATED AND SUBSIDIARIES
              Consolidated Balance Sheet (Continued)



          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         -----------------------------------------------

                                                                February 29,
                                                                    2004
                                                               -------------

CURRENT LIABILITIES

  Bank overdraft                                               $      9,211
  Accounts payable                                                   54,354
  Accrued expenses                                                  263,778
  Notes payable - related party (Note 6)                            985,324
  Notes payable - current (Note 5)                                  781,300
  Accrued interest payable                                          276,289
  Accrued interest payable - related party                          143,614
  Commitments and contingencies (Note 9)                            156,816
                                                               -------------

     Total Current Liabilities                                    2,670,686
                                                               -------------
LONG TERM LIABILITIES

  Notes payable - non current (Note 5)                              548,466
                                                               -------------

    Total Long-Term Liabilities                                     548,466
                                                               -------------

    Total Liabilities                                             3,219,152
                                                               -------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 20,000,000 shares authorized at $0.001
   par value, no shares issued or outstanding                             -
  Common stock, 500,000,000 shares authorized at $0.10 par
   value; 90,962,974 shares issued and outstanding                9,096,299
  Additional paid-in capital                                        810,437
  Deficit accumulated prior to exploration stage                 (3,788,522)
  Deficit accumulated during the exploration stage               (8,356,855)
                                                               -------------

     Total Stockholders' Equity (Deficit)                        (2,238,641)
                                                               -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $    980,511
                                                               =============







       The accompanying notes are an integral part of these consolidated financial statements.

               UNICO, INCORPORATED AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                                 From
                                                                 Inception
                                                                 of the
                                                                 Exploration
                                                                 Stage on
                                                                 March 1,
                                         For the Years Ended     1997 Through
                                      February 29,  February 28, February 29,
                                         2004           2003     2004
                                     ------------- ------------- -------------

REVENUES                             $     15,450  $          -  $     15,450

COST OF REVENUES                           12,180             -        12,180
                                     ------------- ------------- -------------

GROSS PROFIT                                3,270             -         3,270
                                     ------------- ------------- -------------
EXPENSES

  Bad debt expense                              -       279,260       279,260
  General and administrative            2,419,098       769,595     6,195,421
  Depreciation                             97,619        78,064       399,762
                                     ------------- ------------- -------------

    Total Expenses                      2,516,717     1,126,919     6,874,443
                                     ------------- ------------- -------------

     Loss from Operations              (2,513,447)   (1,126,919)   (6,871,173)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest income                             258         1,537        14,215
  Interest expense                       (209,813)     (136,810)   (1,109,367)
  Decline in value assets                       -             -      (651,810)
  Settlement of debt                            -             -       (91,000)
  Gain on expiration of debt                    -       638,025       638,025
  Loss on valuation of asset                    -             -      (309,817)
  Gain on gold contract                         -             -        24,072
                                     ------------- ------------- -------------

    Total Other Income (Expenses)        (209,555)      502,752    (1,485,682)
                                     ------------- ------------- -------------

NET LOSS                             $ (2,723,002) $   (624,167) $ (8,356,855)
                                     ============= ============= =============

NET LOSS PER SHARE                   $      (0.03) $      (0.01)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    82,060,583    73,518,755
                                     ============= =============

       The accompanying notes are an integral part of these consolidated financial statements.


                       UNICO, INCORPORATED AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity (Deficit)

                                        Common Stock       Additional    Stock
                                    ---------------------- Paid-in       Subscription Prepaid   Accumulated
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

                                        26

                       UNICO, INCORPORATED AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                         Common Stock      Additional    Stock
                                    ---------------------- Paid-in       Subscription Prepaid   Accumulated
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

                                        27

                       UNICO, INCORPORATED AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                         Common Stock      Additional    Stock
                                    ---------------------- Paid-in       Subscription Prepaid   Accumulated
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



                       UNICO, INCORPORATED AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                       Common Stock        Additional    Stock
                                    ---------------------- Paid-in       Subscription Prepaid   Accumulated
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


                       UNICO, INCORPORATED AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                       Common Stock        Additional    Stock
                                    ---------------------- Paid-in       Subscription Prepaid   Accumulated
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



                       UNICO, INCORPORATED AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                       Common Stock        Additional    Stock
                                    ---------------------- Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance Forward                      73,247,974 $7,324,799 $    770,881  $  (279,260) $      -  $(8,798,208)

January 29, 2003, common stock
 issued for cash at $0.10 per share     180,000     18,000            -            -         -            -

February 3, 2003, common stock
 issued for services at $0.10 per
 share                                  350,000     35,000            -            -         -            -

February 14, 2003, common stock
 issued for services at $0.10 per
 share                                  350,000     35,000            -            -         -            -

February 24, 2003, common stock
 issued for services at $0.10 per
 share                                  300,000     30,000            -            -         -            -

Write-off stock subscription
 receivable to bad debt expense               -          -            -      279,260         -            -

Net loss for the year ended
 February 28, 2003                            -          -            -            -         -     (624,167)
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance, February 28, 2003           74,427,974  7,442,799      770,881            -         -   (9,422,375)

March 6, 2003, common stock issued
 for debt at $0.10 per share             50,000      5,000            -            -         -            -

March 14, 2003, common stock issued
 for services at $0.10 per share        350,000     35,000            -            -         -            -

April 1, 2003, common stock issued
 for services at $0.10 per share        600,000     60,000            -            -         -            -

April 14, 2003, common stock issued
  for services at $0.10 per share       350,000     35,000            -            -         -            -

April 22, 2003, common stock issued
 for cash at $0.10 per share             30,000      3,000            -            -         -            -

May 23, 2003, common stock issued
 for services at $0.10 per share        350,000     35,000            -            -         -            -

May 31, 2003, Issuance of warrants            -          -       24,556            -         -            -

June 3, 2003, common stock issued
 for services at $0.10 per share        350,000     35,000            -            -         -            -

June 16, 2003, common stock issued
 for services at $0.10 per share        350,000     35,000            -            -         -            -

June 23, 2003, common stock issued
 for services at $0.10 per share        850,000     85,000            -            -         -            -

July 1, 2003, common stock issued
 for services at $0.10 per share        350,000     35,000            -            -         -            -
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance Forward                      78,057,974 $7,805,799 $    795,437  $         -  $      -  $(9,422,375)
                                    ----------- ---------- ------------- ------------ --------- ------------

The accompanying notes are an integral part of these consolidated financial statements.


                       UNICO, INCORPORATED AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                        Common Stock       Additional    Stock
                                    ---------------------- Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- ------------
Balance Forward                      78,057,974 $7,805,799 $    795,437  $         -  $      -  $(9,422,375)

July 8, 2003, common stock issued
 for services at $0.10 per share        200,000     20,000            -            -         -            -

July 28, 2003, common stock issued
 for services at $0.10 per share        350,000     35,000            -            -         -            -

August 1,  2003, common stock issued
 for services at $0.10 per share        200,000     20,000            -            -         -            -

August 11, 2003, common stock issued
 for services at $0.10 per share        250,000     25,000            -            -         -            -

August 29, 2003, common stock issued
 for services at $0.10 per share        450,000     45,000            -            -         -            -

September 2, 2003, common stock
 issued for services at $0.10
 per share                            1,500,000    150,000            -            -         -            -

September 5, 2003, common stock
 issued for cash at $0.10 per share     545,000     55,000            -            -         -            -

September 5, 2003, common stock
 issued for equipment at $0.10
 per share                              200,000     20,000            -            -         -            -

September 16, 2003 common stock
 issued for services at $0.10
 per share                              800,000     80,000            -            -         -            -

September 24, 2003 common stock
 issued for services at $0.10
 per share                            1,300,000    130,000            -            -         -            -

October 9, 2003 common stock
 issued for services at $0.10
 per share                            2,000,000    200,000            -            -         -            -

October 20, 2003 common stock
 issued for services at $0.10
 per share                            1,000,000    100,000            -            -         -            -

November 6, 2003 common stock
 issued for services at $0.10
 per share                            1,000,000    100,000            -            -         -            -

December 3, 2003 common stock
 issued for services at $0.115
 per share                            1,000,000    100,000       15,000            -         -            -

December 4, 2003 common stock
 issued for services at $0.10
 per share                              100,000     10,000            -            -         -            -

December 28, 2003 common stock
 issued for services at $0.10
 per share                              260,000     26,000            -            -         -            -

January 19, 2004 common stock
 issued for services at $0.10
 per share                            1,000,000    100,000            -            -         -            -

January 21, 2004 common stock
 issued for services at $0.10
 per share                              100,000     10,000            -            -         -            -

January 22, 2004 common stock
 issued for services at $0.10
 per share                              450,000     45,000            -            -         -            -
                                    ----------- ---------- ------------- ------------ --------- ------------

Balance Forward                      90,762,974 $9,076,299 $    810,437  $         -  $      -  $(9,422,375)
                                    ----------- ---------- ------------- ------------ --------- ------------


The accompanying notes are an integral part of these consolidated financial statements.



                       UNICO, INCORPORATED AND SUBSIDIARIES
       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                        Common Stock       Additional    Stock
                                    ---------------------- Paid-in       Subscription Prepaid   Accumulated
                                     Shares      Amount    Capital       Receivable   Services  Deficit
                                    ----------- ---------- ------------- ------------ --------- -------------
Balance Forward                      90,762,974 $9,076,299 $    810,437  $         -  $      -  $ (9,422,375)

February 18, 2004 common stock
 issued for services at $0.10
 per share                              200,000     20,000            -            -         -            -

Net loss for the year ended
  February 29, 2004                           -          -            -            -         -    (2,673,002)
                                    ----------- ---------- ------------- ------------ --------- -------------

Balance, February 29, 2004           90,962,974 $9,096,299 $    810,437  $         -  $      -  $(12,095,377)
                                    =========== ========== ============= ============ ========= =============

Deficit accumulated prior to the exploration stage                                              $ (3,788,522)
Deficit accumulated during the exploration stage                                                  (8,306,855)
                                                                                                -------------
                                                                                                $(12,095,377)
                                                                                                =============








               The accompanying notes are an integral part of these
                        consolidated financial statements.

                                        33

                      UNICO, INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                 From
                                                                                 Inception
                                                                                 of the
                                                                                 Exploration
                                                                                 Stage on
                                                         For the Years Ended     March 1,
                                                          February 29 and 28,    1997 Through
                                                     --------------------------- February 29,
                                                         2004           2003     2004
                                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $ (2,723,002) $   (624,167) $ (8,356,855)
Adjustments to reconcile net loss to net cash
 used by operating activities:
   Stock issued for services                            1,560,000       108,500     2,886,099
   Bad debt expense                                             -       279,260       279,260
   Warrants issued below market value                      24,556             -       179,556
   Depreciation expense                                    97,619        78,064       399,762
   Loss on disposition of asset                                 -             -       (21,055)
   Settlement of debt                                           -             -        19,000
   Gain on expiration of debt                                   -      (638,025)     (638,025)
   Gain on gold contract                                        -             -       (24,072)
   Decline in value of assets                                   -             -       960,960
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable and
    related receivables                                       650          (650)          585
   Decrease in prepaid expenses                                 -         3,460         3,460
   (Increase) in other assets                             (37,243)         (286)      (43,435)
   Increase in accounts payable and other liabilities     411,145        37,267     1,386,838
                                                     ------------- ------------- -------------

     Net Cash Used by Operating Activities               (666,275)     (756,577)   (2,967,922)
                                                     ------------- ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of land                                              -             -       (50,000)
  Decrease in investment                                        -             -        95,068
  Purchase of fixed assets                                (11,490)      (79,824)     (573,905)
                                                     ------------- ------------- -------------

     Net Cash (Used) by Investing Activities              (11,490)      (79,824)     (528,837)
                                                     ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in bank overdraft                     8,800        (3,644)        9,211
  Proceeds from notes payable - related party             287,608       161,127     1,398,520
  Proceeds from notes payable                             317,300       613,000       935,300
  Payments on notes payable                               (20,000)       (1,534)     (171,534)
  Issuance of stock for cash                               83,500        68,000     1,312,250
  Receipt of stock subscription receivable                      -             -        41,990
                                                     ------------- ------------- -------------

     Net Cash Provided by Financing Activities       $    677,208  $    836,949  $  3,525,737
                                                     ------------- ------------- -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                       34

                      UNICO, INCORPORATED AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)


                                                                                 From
                                                                                 Inception
                                                                                 of the
                                                                                 Exploration
                                                                                 Stage on
                                                         For the Years Ended     March 1,
                                                         February 29 and 28,     1997 Through
                                                     --------------------------- February 29,
                                                         2004           2003     2004
                                                     ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                      $       (557) $        548  $     28,978

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           33,557        33,009         4,022
                                                     ------------- ------------- -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $     33,000  $     33,557  $     33,000
                                                     ============= ============= =============
CASH PAID DURING THE PERIOD FOR:

 Interest                                            $     75,952  $     71,668  $     96,764
 Income taxes                                        $          -  $          -  $          -

NON-CASH FINANCING ACTIVITIES:

 Issuance of stock for services                      $  1,560,000  $    108,500  $  2,886,099
 Issuance of stock for prepaid services              $      3,460  $          -  $      3,460
 Issuance of stock for debt                          $      5,000  $    322,000  $  1,389,069
 Issuance of stock for subsidiary acquisition        $          -  $          -  $    309,150
 Issuance of stock for fixed assets                  $     20,000  $          -  $     78,400









              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                35

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Unico, Incorporated. (the Company) was organized under the laws of the State of Arizona on May 27, 1966 under the name of I.I. Incorporated. The name was later changed to Industries International, Incorporated, then Red Rock Mining Co., Inc. and finally Unico, Incorporated. The Company was incorporated for the purpose of exploring and, if warranted, developing unpatented lode mining claims. The Company is presently maintaining and drilling the claims through sampling, tunnel cleaning, timbering, drill site preparation and other evaluation activities while seeking financing for further exploration and development. To date, there has been no material production from the claims and there are no known, proven or probable reserves. Per guidance obtained from the Securities Act Industry Guide #7, the Company is considered an exploration stage company because it does not have known proved and probable reserves as verified by independent specialists.

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

b.  Basic Loss Per Share

The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                  For the Years Ended
                                                  February 29 and 28
                                              ---------------------------
                                                  2004          2003
                                              ------------- -------------

     Net loss (numerator)                     $ (2,723,002) $   (624,167)
     Weighted average shares outstanding
     (denominator)                              82,060,583    73,518,755
                                              ------------- -------------

     Basic loss per share                     $      (0.03) $      (0.01)
                                              ============= =============


Dilutive loss per share is not presented due to potentially dilutive items being antidilutive in nature. The Company has excluded 3,415,000 common stock equivalents at February 29, 2004. See Note 10.

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of February 29, 2004 and 2003:

                                                         2004         2003
                                                    ------------ ------------
      Deferred tax assets:
        NOL Carryover                               $ 1,856,300  $ 1,516,950
        Accrued Expenses                                 56,000            -

      Deferred tax liabilities:
        Accumulated Depreciation                       (150,100)    (111,100)

      Valuation allowance                            (1,762,200)  (1,405,850)
                                                    ------------ ------------

      Net deferred tax asset                        $         -  $         -
                                                    ============ ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended February 29, 2004 and 2003 due to the following:

                                                         2004         2003
                                                    ------------ ------------
     Book income                                    $  (962,950) $  (243,425)
     Depreciation                                         2,685      (15,205)
     Accrued Interest                                         -       23,465
     Forgiveness of Debt                                      -       (7,995)
     Bad Debt                                                 -      108,911
     Other                                               14,060       19,219
     Stock for services/Options expense                 617,975       42,315
     Valuation allowance                                328,230       72,715
                                                    ------------ ------------

                                                    $         -  $         -
                                                    ============ ============

At February 29, 2004, the Company had net operating loss carryforwards of approximately $4,700,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the February 29, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003


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

e.  Principles of Consolidation

The consolidated financial statements include those of Unico, Incorporated (the Company) and its wholly-owned subsidiaries, HydroClear, Ltd., and Silver Bell Mining, Inc.

f.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.  Recoverability of Asset Costs

Management reviews the net carrying value of all property and equipment and other long-lived assets, including mineral properties, on a periodic basis.
We estimate the net realizable value of asset based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. These estimates of undiscounted future cash flows are dependent upon the estimates of metal to be recovered from ore reserves, future production cost estimates and future metals price estimates over the estimated remaining life of the mineral property. If estimated cash flows are less than the carrying value of a property, an impairment loss will be recognized based upon the estimated expected future cash flows from the property discounted at an interest rate commensurate with the risk involved.

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Recent Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

..   SFAS No. 143, Accounting for Asset Retirement Obligations;
..   SFAS No.145, Rescission of FASB Statements 4, 44, and 64, amendment of
    Statement 13, and Technical Corrections;
..   SFAS No. 146, Accounting for Exit or Disposal Activities;
..   SFAS No. 147, Acquisitions of certain Financial Institutions;
..   SFAS No. 148, Accounting for Stock Based Compensation;
..   SFAS No.149, Amendment of Statement 133 on Derivative Instruments and
    Hedging Activities; and
..   SFAS No.150, Accounting for Certain Financial Instruments with
    Characteristics of both Liabilities and Equity

SFAS No. 143 impacted the Company during the year ended February 29, 2004. See Note 9. In addition, during the year ended February 29, 2004, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

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

NOTE 3 - MINING CLAIMS AND LEASES

The Company currently has operations (exploratory in nature) at two mine locations. Both sites are underground mines with access via improved roadways. No independent or commercial estimate of the reserves has yet been obtained. A summary description of each site and the renegotiated leases are described as follows.

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003

NOTE 3 - MINING CLAIMS AND LEASES (Continued)

Deer Trail Mine
---------------

On March 30, 1992, the Company entered into a 10 year Mining Lease and Option to Purchase Agreement, which became effective June 1, 1992, covering twenty-eight (28) patented claims, five (5) patented mill sites and one hundred seventy one (171) unpatented claims located approximately 5 miles south of Marysvale, Utah (the Deer Trail Mine). A new Mining Lease and Option to Purchase was entered into between the same parties on December 1, 2001 which replaced the earlier lease. The new Lease expires June 1, 2004. Prior to the expiration of the Deer Trail Lease, the Company made an offer to Crown Mines, L.L.C. to extend the term of the Deer Trail Lease until August 31, 2005 and exercise the option to purchase the Deer Trail Mine. The parties have tentatively agreed on the following terms: (a) The Company will pay all past due royalties, taxes, assessments and all other amounts presently owed under the Deer Trail Lease (approximately $204,000) on or before September 1, 2004;
(b) The Company will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if the Company pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and
(c) The Company will continue to make the payments required under the Deer Trail Lease during the extended lease term. Negotiations are continuing, and the terms tentatively agreed to may change before a modification of the Deer Trail Lease is signed by the parties. On October 5, 1998, the Company entered into a development agreement with Guilderbrook, Inc. whereby Guilderbrook, Inc. will jointly provide necessary financial and management resources to retain the Deer Trail Mine lease. For this, Guilderbrook, Inc. will receive 25% of the net profits from the mine operations subsequent ore sales. Since 1998, Guiderbrook, Inc. has paid $9,000 of each required monthly royalty payment of $10,000, with the Company remitting the balance. At February 29, 2004, the Company was in arrears of $204,000 for back fees and royalties. These amounts are included in accrued expenses. Guilderbrook, Inc. ceased making payments under the Deer Trail Mine Development Agreement in approximately May, 2003. It is possible that the Company may seek to obtain a full release of any rights or claims Guilderbrook, Inc. may have under the Deer Trail Mine Development Agreement. In order to obtain such a release, the Company may have to agree to pay some consideration to Guilderbrook, Inc.

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003


NOTE 3 - MINING CLAIMS AND LEASES (Continued)

Henry Mountain Mine
-------------------

On July 20, 2001, the Company entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc. covering certain mining claims located in the Henry Mountain mining district in Garfield County, State of Utah containing approximately 400 acres (the Bromide Basin Mine) and certain equipment and other personal property. The Lease Agreement continues for a term of 3 years, and requires that the Company pay a five percent (5%) net smelter return upon all ore taken from the leased premises during the term of the Lease Agreement. The Lease Agreement also contains certain minimum production requirements that require that the Company must produce not less than the lesser of the following: (a) the mining and removal of a minimum of 1,000 tons of ore per month from the leased premises; or (b) the refining of a minimum of 1,000 ounces of gold per month mined from the leased premises. In the event that the Company fails to meet the minimum production requirements, the Lessor may terminate the Lease and require the Company to purchase all or any portion of the equipment and personal property described In the Lease Agreement. The total agreed upon value of all of the personal property described in exhibits to the Lease Agreement is approximately $164,755. The Company is also required to pay all taxes and assessments levied against the leased premises on account of production of ore under the Lease Agreement.
The lease grants to the Company an option to purchase the claims and all personal property covered under the Lease for the exercise price of $1,000,000 less any amounts paid by the Company for the separate purchase of any of the equipment or other personal property described in the Lease Agreement. As of February 28, 2004, no ore has yet been produced related to this property. As a result, the Company renegotiated the terms of the lease agreement during the
year ended February 29, 2004.   Per the revised mining lease, the minimum
production requirements have been changed to allow the time needed (to date) to prepare the mine and site for operations. The revised minimum production requirements require the Company to produce 2,500 ounces of gold during the first year of the revised agreement, and 5,000 ounces during the second year. All other terms of the original agreement remained largely unchanged. At April 1, 2004, the Company had not made the minimum net smelter payment due of approximately $50,000. Kaibab has not declared a default on the lease. This amount is included in accrued expenses.

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003



NOTE 4 - PROPERTY AND EQUIPMENT

Fixed assets are recorded at cost, major additions and improvements are capitalized and minor repairs are expensed when incurred.

Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

          Description                      Useful Lives
          -----------                      ------------
          Automobiles                      4 years
          Mining equipment                 5 and 12 years

Property and Equipment consist of the following:

                                                   February 29,
                                                      2004
                                                  -------------

          Automobiles                             $     51,724
          Mining equipment                           1,033,561
          Other equipment                                5,651
          Reclamation asset                             37,177
          Land                                         200,000
                                                  -------------

               Total property and equipment          1,328,113
                                                  -------------

          Less: accumulated depreciation              (424,861)
                                                  -------------

          Net Property and Equipment              $    903,252
                                                  =============


Depreciation expense for the years ended February 29, 2004 and February 28, 2003 amounted to $97,619 and $78,064, respectively.

NOTE 5 - NOTES PAYABLE

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

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003

NOTE 5 - NOTES PAYABLE (Continued)

Joint Venture (Continued)
-------------------------

However, in response to litigation initiated by the Company, a proposed settlement terminating the Joint Venture was signed on June 30, 1994. Provisions included the return of all mine interests, all improvements thereto, the benefit of all payments, engineering, etc. and a fluorite contract to the Company. The Company is obligated to pay $250,000 plus $36,000 along with interest at an annual rate of nine percent (9%) in thirty-six (36) equal payments beginning in October 1994. The $286,000 could potentially be convertible to the Company's stock. Additionally, the Company will be obligated to pay one-fourth of the net profit from future mine operations. The note is currently in default, making the entire balance due as of the balance sheet date. The balance due at February 29, 2004 was $286,000, plus accrued interest of $241,425.

Hirschberg Notes
----------------

On June 14, 2002, the Company received two loans totaling $550,000 from a significant shareholder. One promissory note for $350,000 accrues interest at 10% per annum, and is secured by the Silver Bell mining claims. The other promissory note for $200,000 accrues interest at 10% per annum and is secured by 680 acres of land owned by the Company located in Piute County, Utah near the Deer Trail mine. The Company is required to submit monthly interest payments with the full unpaid principal balance to be pain on or before June 7, 2007. During the years ended February 28, 2003 and February 29, 2004, respectively, the Company paid $35,138 and $55,088 in monthly interest. As of February 29, 2004, the Company owes $548,466 and $3,893 of principal and accrued interest, respectively.

Other Financing
---------------

During the year ended February 28, 2003, the Company obtained temporary financing from a private investor totaling $63,000. The loan is due on demand and accrues interest at a rate of 10% per annum. On June 4, 2002, the Company repaid $30,000 of the outstanding balance through the issuance of common stock. As of February 29, 2004, the balance and accrued interest related to the debt were $33,000 and $4,270, respectively.

During the year ended February 29, 2004, the Company obtained temporary financing from private investors totaling $317,300. These loans are due on demand and accrue interest at 10% per annum. As of February 29, 2004, no principal had been repaid and accrued interest was $10,983.

Also, during the year ended February 29, 2004, the Company obtained mining equipment from an unrelated company valued at $165,000. Interest on the related note accrues at 10% per annum. During the years the Company made total monthly principal payments of $20,000. As of February 29, 2004 the principal and accrued interest balances are $145,000 and $14,310, respectively.

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003


NOTE 6 - NOTES PAYABLE - RELATED PARTY

Advances from related parties amounted to $985,324 at February 29, 2004, are due on demand and accrue interest at 10% per annum. Accrued interest due to related parties is $143,614 at February 29, 2004. Interest expense amounted to $91,595 and $99,010 for the years ended February 29, 2004 and February 28, 2003, respectively.

NOTE 7 - EXPIRATION OF DEBT

During the year ended February 28, 2003, the Company engaged its legal counsel to review the Company's recorded obligations. As a result of this review, the Company identified several debts that have expired under the statue of limitations. A summary of the expired liabilities is presented below.

      Accounts payable                     $   24,459
      Note payable                             20,500
      Gold contracts payable                   34,812
      Service contracts payable               318,870
      Accrued interest                        239,384
                                           ----------

      Total gain on expiration of debt     $  638,025
                                           ==========

NOTE 8 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses
from its inception through February 29, 2004.   It has not established any
revenues with which to cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:
      . Commence a drilling program in an attempt to prove up the reserves at the Deer Trail Mine, and have the samples tested by an independent third party;
      .   Continue to upgrade the existing mill at the Deer Trail Mine;
      . Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;
      . Construct an on-site lab at the Deer Trail Mine to test samples and conduct in-house assays;
      . Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;
      . Continue to screen, crush and process the ore dumps on the upper Deer Trail Mine;
      . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
      .   Increase milling activities at the Deer Trail Mine;
      . Increase the number of full-time employees from seven to approximately 35, and hire a full time metallurgist as part of this process;
      . Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
      . Begin an exploration and resource definition program at the Silver Bell Mine during the Summer, 2004.
      . Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;
      .   Exercise an option to purchase the Deer Trail Mine for $4,000,000;
          and
      . Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.


Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's current cash will sustain operations for approximately 60 days.

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003


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

As further security, the amount owed has been secured by a stock pledge in the amount of 1,000,000 shares of the Comany stock held in escrow account. As of February 29, 2004, the Company is current in its repayment obligation and has accrued the remaining balance of $90,894 that is payable under the settlement.

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Former Employee Lawsuit
-----------------------

A former employee filed suit against the Company during 1998 in the United States District Court for the District of Utah. The former employee was injured during his unauthorized use of the Company's equipment. This matter was settled for $110,000 payable as follows:

1. $35,000 paid in May 2001
2. $25,000 due each April 15 starting in 2002 through 2004

If the Company defaults, the plaintiff may take a judgment against the Company in the amount of $250,000, less any payments already made. As of February 29, 2004,the Company was current in making scheduled payments, and the Company still owed $25,000 related to this obligation.

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

Asset Retirement Obligation
---------------------------

On January 1, 2003, the Company became subject to the provisions of SFAS 143 ("Accounting for Asset Retirement Obligations") for its Deer Trail Mine. Using an estimated remaining useful life for the mine of five years and an annual inflation rate of 2.69%, the Company estimates the future reclamation cost to be $55,902. After applying a credit- adjusted discount rate of 8.5%, the net present value of this obligation is $37,177. The estimated annual accretion expense is $3,745 over the next five years.

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

A summary of the Company's outstanding stock options as of February 29, 2004, including all changes during the year, is presented below:

               UNICO, INCORPORATED AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
             February 29, 2004 and February 28, 2003



NOTE 10 - OUTSTANDING STOCK OPTIONS (Continued)
                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                      Shares     Price
                                                    ------------ ------------
Options outstanding at February 28, 2003:

      Options issued in 2002                          4,228,041  $     0.10
      Options issued in 2003                            580,000        0.10
                                                    ------------ ------------
      Total options outstanding, February 28, 2003    4,808,041        0.10

Summary of activity for 2004:

      Granted                                         2,835,000        0.10
      Canceled                                                -           -
      Exercised                                               -           -
      Expired                                        (4,228,041)       0.10
                                                    ------------ ------------

      Outstanding, February 29, 2004                  3,415,000  $     0.10
                                                    ============ ============

      Exercisable, February 29, 2004                  3,415,000  $     0.10
                                                    ============ ============

NOTE 11 - SUBSEQUENT EVENTS

Stock Issuances
---------------

Between February 29, 2004 and May 13, 2004 the Company has issued 2,500,000 shares of its common stock.

Notes Payable - Related Party
-----------------------------

Subsequent to February 29, 2004 unrelated parties made additional advances to the Company of over $125,000.
                                47

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      During our two most recent fiscal years ended February 29, 2004, or any later interim period, Unico has not had a principal independent accountant or an independent accountant on whom the principal independent accountant expressed reliance in its report, resign, decline to stand for re-election, or be dismissed.

Item 8A. Controls and Procedures.

      (a) Evaluation of Disclosure Controls and Procedures.

      The Company's Chief Executive Officer, Ray C. Brown, and Chief Financial Officer, Ray C. Brown, have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, Mr. Brown believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

      (b)  Changes in Internal Controls Over Financial Reporting.

      There have been no significant changes in internal controls over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The names and ages of all directors and executive officers of Unico and all persons nominated or chosen to become directors and officers appear in the table below:

Name                    Age   Position with Unico
----                    ----  -------------------

Ray C. Brown            81    Chief executive officer and chairman
of board of directors

Wayne M. Ash            64    President

Kiyoshi Kasai           87    Vice president and director

C. Wayne Hartle         67    Secretary and director

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

      W. Dan Proctor, age 52, has served as project manager for Unico since September 1999. Mr. Proctor has served as a director and as president of -Silver Bell Mining Company, Incorporated since 1993. Silver Bell Mining Company, Incorporated has been a wholly-owned subsidiary of Unico since December 2001. From 1994 until August 1999, Mr. Proctor was Chief Geologist for Clifton Mining Company and American Consolidated Mining Company of Alpine, Utah. He also worked as an independent geological and mining consultant for the same period. From 1985 to 1994 he was a geologist with Centurion Mines of Salt Lake City, Utah. He is a Certified MSHA safety instructor. He has worked in the mining industry for over 20 years.

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended February 29, 2004, except for the following:

       C. Wayne Hartle filed a Form 4 report on March 11, 2004 to report one sale of Unico common stock made by him on February 11, 2004.


Item 10. Executive Compensation.

Cash Compensation
-----------------

     The following table describes compensation paid to Ray C. Brown as Unico's chief executive officer as well as annual compensation of $100,000 or more paid to any executive officer or director of Unico for services rendered to Unico for the years ended February 28, 2002, February 28, 2003 and February 29, 2004:

                              Year ended
                              February
Name and principal position   28 or 29     Salary      Bonus
---------------------------   --------     -------     -----

Ray C. Brown                  2004         $   -0-     $   -0-
Chief Executive Officer       2003         $   -0-     $   -0-
  And Director                2002         $   -0      $   -0-

      Ray C. Brown was not paid any cash compensation during the years ended February 29, 2004, February 28, 2003 and February 28, 2002. Mr. Brown has received the use of an automobile owned by Unico during the last three fiscal years.

      No officer or director of Unico has received total compensation of $100,000 or more during any of the last three fiscal years of Unico. None of our officers or directors has received any stock awards, options or warrants to purchase any shares of Unico common stock during any of the past three fiscal years.

      Except as stated below, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to Unico's management during the fiscal years ended February 29, 2004 or February 28, 2003. Further, no member of Unico's management has been granted any option or stock appreciation rights. Accordingly, no tables relating to such items have been included within this Item.

      There are no present plans whereby Unico would issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise.

Compensation of Directors.
--------------------------

      Unico has no present arrangement for compensating its directors.


Employment Contracts and Termination of Employment
--------------------------------------------------
and Change-in-Control Arrangements.
-----------------------------------

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


Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table describes, as of May 27, 2004, certain information with respect to the beneficial ownership of our common stock by:

       . each person known by us to beneficially own more than 5% of our common stock,

       .   each of our executive officers or directors, and

       .   all of our executive officers and directors as a group.

                           Amount and nature       Percentage of
                        of beneficial ownership    common stock
                        -----------------------    -------------

Ray C. Brown                   9,000,000               9.63%
C. Wayne Hartle                2,105,900               2.25%
Kiyoshi Kasai                    693,000               0.74%
Wayne M. Ash                           0               0.00%
                              -----------             ------
All Executive Officers        11,798,900              12.62%
  And Directors (4 persons)

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


Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.
---------------------------------------

      Since March 1, 2002, Unico has entered into the following significant related party transactions:

     1. Unico has received advances from two related parties; C. Wayne Hartle and Ray C. Brown. Most of these were entered into prior to March 1, 2002, but are still outstanding. However, the amounts owing to C. Wayne Hartle and Ray
C. Brown have been increased and reduced from time to time as additional advances are made or as the balances are paid down. As of February 29, 2004, Unico owed the following principal amounts described below to the following related parties:

     .    $935,473 to Ray C. Brown.

     .    $49,850 to C. Wayne Hartle.

Unico has accrued interest on the advances at 10% per annum. The advances are due upon demand. During the fiscal year ended February 29, 2004, Ray C. Brown loaned an additional $284,641 to Unico, and he received repayment of $21,165. During the fiscal year ended February 29, 2004, C. Wayne Hartle loaned an additional $24,131 to Unico. During the fiscal year ended February 28, 2003, Ray C. Brown increased the principal balance of his loans to Unico by $149,921 and C. Wayne Hartle loaned an additional $8,206. During the fiscal year ended February 28, 2003, Unico paid $315,550 of accrued interest to Ray C. Brown.
As noted below, $280,000 of the accrued interest was paid through the issuance of 1,700,000 shares of Unico common stock to Mr. Brown.

     2. On June 5, 2002, Unico issued 1,700,000 shares of its common stock to Ray C. Brown as payment for accrued interest. The shares were valued at $0.17 per share for a total of $280,000.

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

Exhibits
--------

Exhibit                                                              Exhibit
Number            Description                                        Location

   3.1         Articles of incorporation                                *
   3.2         Amendment to articles of incorporation,                  *
               dated November 8, 1967
   3.3         Amendment to articles of incorporation,                  *
               dated December 6, 1972
   3.4         Amendment to articles of incorporation,                  *
               dated May 29, 1973
   3.5         Amendment to articles of incorporation,                  *
               dated December 1, 1979
   3.6         Amendment to articles of incorporation,                  *
               dated May 12, 1992
   3.7         Amendment to articles of incorporation,                  *
               dated November, 1999
   3.8         By-laws                                                  *
   3.9         Board of directors  resolution amending                  *
               Unico's by-laws, dated April 1, 1992
  10.1         Mining Lease and Option to Purchase                      *
               dated March 20, 1992
  10.2         Deer Trail Mine Development Agreement                    *
               dated October 5, 1998
  10.3         Sales Agreement (for purchase of real                    **
               estate)
  10.4         Mining Lease and Option to Purchase                      ***
               (Deer Trail Mine) dated December 1, 2001
  10.5         Mining Lease and Option to Purchase                      ***
               (Bromide Basin Mine) dated July 20, 2001
  10.6         Revised Mining Lease and Option to Purchase              ****
               (Bromide Basin Mine) dated April 1, 2003
  10.7         Equipment Purchase Agreement dated April 1, 2003         ****
  10.8         Promissory Note in Favor of Kaibab Industries, Inc.      ****
               dated April 1, 2003
  10.9         Security Agreement dated April 1, 2003                   ****
  10.10        Promissory Note for $350,000 in Favor of J. Bruce        ****
               Hirschberg dated June, 2002
  10.11        Promissory Note for $200,000 in Favor of J. Bruce        ****
               Hirschberg dated June, 2002
  10.12 Trust Deed to J. Bruce Hirschberg Encumbering the Silver **** Bell Mining Claims dated June, 2002
  10.13 Trust Deed to J. Bruce Hirschberg Encumbering 680 Acres **** of Land Near the Deer Trail Mine dated June, 2002
  10.14 Single Installment Note for $100,000 in Favor of Ray C. **** Brown dated April 19 and 20, 2003.
  31.1         Certification of Chief Executive Officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002         *****
  31.2         Certification of Chief Financial Officer pursuant
               to Section 302 of the Sarbanes-Oxley Act of 2002         *****
  32.1         Certification of Chief Executive Officer pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002         *****

  32.2         Certification of Chief Financial Officer pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002         *****

               * Incorporated by reference from Unico's Registration Statement on Form 10-SB filed on April 6, 2000.

               ** Incorporated by reference from Unico's Current Report on Form 8-K filed September 1, 2000.

               *** Incorporated by reference from Amendment No. 1 to Unico's Annual Report on Form 10-KSB/A for the Fiscal Year Ended February 29, 2002 filed on May 31, 2002.

               **** Incorporated by reference from Unico's Annual Report on From 10-KSB for the Fiscal Year Ended February 28, 2003 filed on June 13, 2003.

               ***** Filed herewith

Reports on Form 8-K
-------------------

      Unico filed no reports on Form 8-K during the last quarter of the period covered by this report.


Item 14. Principal Accountant Fees and Services.

Independent Public Accountants.
-------------------------------

      Unico's independent accountants for the fiscal years ended February 29, 2004 and February 28, 2003 was HJ Associates & Consultants, LLP of Salt Lake City, Utah.

      (a) Audit Fees. During the fiscal years ended February 29, 2004 and February 28, 2003, the aggregate fees billed by HJ Associates & Consultants, LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was approximately $25,244 and $21,500, respectively.

      (b) Audit-Related Fees. During the fiscal years ended February 29, 2004 and February 28, 2003 our auditors, HJ Associates & Consultants, LLP, did not receive any fees for any audit-related services other than as set forth in paragraph (a) above.

      (c) Tax Fees. Our auditors did not provide tax compliance or tax planning advice during the fiscal years ended February 29, 2004 and February 28, 2003.

      (d) Other Fees. During the fiscal years ended February 29, 2004 and February 28, 2003, the aggregate fees billed by HJ Associates & Consultants, LLP for services rendered, other than those described above, totaled $0 and $0, respectively.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNICO, INCORPORATED



Date: June 15, 2004             By_/s/ Ray C. Brown
                                   ------------------------------------------
                                    Ray C. Brown, Director and Chief
                                    Executive Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: June 15, 2004             By /s/ Ray C. Brown
                                  ------------------------------------------
                                   Ray C. Brown, Director, Chief Executive
                                   Officer, Chief Financial Officer and
                                   Chief Accounting Officer


Date: June 15, 2004             By /s/ Kiyoshi Kasai
                                   -----------------------------------------
                                    Kiyoshi Kasai, Director



Date: June 15, 2004             By  /s/ C. Wayne Hartle
                                   -----------------------------------------
                                    C. Wayne Hartle, Director