Form 10QSB
period 2004-05-31
UNICO INC /AZ/
filed 2004-07-22
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 5/31/04
                 Commission file number 000-30239


                        UNICO, INCORPORATED
 ----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


             Arizona                                  86-0205130
   --------------------------------      ------------------------------------
     (State or other jurisdiction        (IRS Employer Identification Number)
   of incorporation or organization)



                      6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California  95954
          ---------------------------------------------
             (Address of principal executive offices)


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

Yes [ X ]   No [   ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of July 14, 2004, the issuer had outstanding 93,462,974 shares of its common stock, $0.10 par value per share, and

10,000,000 shares of its Series A Preferred Stock, $0.001 par value per share. Series A Preferred Stock is convertible to common stock on a one for one share basis.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The unaudited consolidated balance sheet of Unico, Incorporated, an Arizona corporation, as of May 31, 2004, the related audited consolidated balance sheet of Unico, Incorporated as of February 29, 2004, the unaudited related consolidated statements of operations and cash flows for the three month periods ended May 31, 2004 and May 31, 2003 and from inception of the exploration stage on March 1, 1997 through May 31, 2004, the unaudited related consolidated statements of stockholders' equity for the period from February 28, 1997 through May 31, 2004, and the notes to the consolidated financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

Deer Trail Mine.

      On March 30, 1992, Unico entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. The lease term was for a period of 10 years, and covered 28 patented claims, 5 patented mill sites and 171 unpatented claims located approximately 5 miles South of Marysvale, Utah. It included mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carissa and Lucky Boy mines. There are no known, proven or probable reserves on the property.

      Effective December 1, 2001, a second lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It replaced the first lease. The second lease term was to expire at the end of May 2004. It required Unico to make monthly lease payments and pay a 3% net smelter return on ore removed from the Deer Trail Mine.

      Effective May 31, 2004, the parties entered into a Modification of Mining Lease and Option to Purchase (the "Lease Modification"). Under the Lease Modification, the parties agreed to extend the lease term until August 31, 2005. The Lease Modification contains the following additional terms:
(a) Unico will pay all past due royalties, taxes, assessments and all other amounts presently owed under the Deer Trail Lease (approximately $204,000) on or before September 1, 2004; (b) Unico will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and (c) Unico will continue to make the payments required under the Deer Trail Lease during the extended lease term. Unico's ability to make the required payments is dependent on Unico raising substantial equity capital and/or securing substantial financing in the near future. No assurance can be given that Unico will be successful in its efforts to raise the necessary funds and/or secure the necessary financing. If Unico fails in this regard, Unico will likely lose any rights it has to the Deer Trail Mine property.

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

Silver Bell Mine.

      In September and December 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation, in consideration for the issuance of 3,000,000 restricted shares of Unico common stock. Of the 3,000,000 shares of Unico common stock issued in the acquisition, approximately 2,300,000 shares were issued to W. Dan Proctor. W. Dan Proctor is the President and a director of Silver Bell Mining Company, Incorporated. Mr. Proctor also serves as an employee of Unico as project manager.

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

Election to Become a Business Development Company.

      On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to
Section 54 of the Investment Company Act of 1940. In preparation for filing the N-54A Notification, Unico formed two new wholly-owned subsidiaries in late June 2004. Unico's Deer Trail Mine operations will now be conducted through Unico's wholly-owned subsidiary, Deer Trail Mining Company, LLC, a Nevada limited liability company. Unico's Bromide Basin Mine operations will now be conducted through Unico's wholly-owned subsidiary, Bromide Basin Mining
Company, LLC, a Nevada limited liability company.   Unico also owns Silver
Bell Mining Company, Inc.

      Unico intends to provide capital and management assistance necessary to build its existing mining subsidiaries into revenue-generating assets while pursuing additional potential investments in synergistic businesses. Unico believes that by electing to become a business development company, it will be able to raise capital in a more efficient manner.

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

         Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;
      . Continue to screen, crush and process the ore dumps on the upper Deer Trail Mine;
      . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
      .  Increase milling activities at the Deer Trail Mine;
      . Increase the number of full-time employees from seven to approximately 35, and hire a full time metallurgist as part of this process;
      . Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
      . Begin an exploration and resource definition program at the Silver Bell Mine during the Summer, 2004.
      . Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;
      .  Exercise an option to purchase the Deer Trail Mine for $4,000,000;
      . Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with Unico's status as a business development company; and
      . Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.

      Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's current cash will sustain operations for approximately 60 days.

Results of Operations.

      During the three months ended May 31, 2004, Unico experienced a net loss in the amount of $923,162, or approximately ($0.01) per share, compared to the net loss of $411,924, or approximately ($0.01) per share, for the three months ended May 31, 2003. Unico generated no revenues in either of the three month periods ended May 31, 2004 or May 31, 2003.

      Unico attributes the $511,238 increase in net loss for the three month period ended May 31, 2004 primarily to a $223,007 increase in general and administrative expenses and a $287,276 increase in interest expense. Unico anticipates that general and administrative expenses will increase as additional employees are hired in order to increase Unico's mining operations, and also that interest expense will remain high until either certain holders of Unico's debt elect to convert the debt to equity or until Unico raises significant equity capital which it can use to retire debt.

Liquidity and Capital Resources.

      Unico's stockholders' deficit decreased $309,794 in the three months ended May 31, 2004, from a deficit of ($2,238,641) as of February 29, 2004 to a deficit of ($1,928,847) as of May 31, 2004. Cash and cash equivalents increased $107,297 to $140,297 at May 31, 2004 from $33,000 at February 29,
2004. Cash used in operating activities reflects a net loss of $923,162 partially offset by non-cash expenses of $250,000 for stock issued for services, $268,750 for beneficial conversion feature on convertible debentures, $97,259 increase in accounts payable and other liabilities, $49,994 for preferred stock issued for services, $24,817 for depreciation expense, and $1,050 for decline in value of assets. During the three months ended May 31, 2004, approximately $664,212 of debt was converted to 9,300,000 shares of Unico's Series A preferred stock at a conversion price of $0.0714206 per share. Ray C. Brown received 6,549,043 shares for converting $467,737 of debt. C. Wayne Hartle received 348,989 shares for converting $24,925 of debt. Mark Lopez received 2,401,968 shares for converting $171,550 of debt.

      Unico's major cash needs include raising additional funds to pay $1,000,000 on the Deer Trail Lease on or before August 31, 2004 and an additional $3,000,000 to exercise Unico's option to purchase the Deer Trail Mine on or before August 31, 2005. Unico must raise substantial additional funds for that purpose.

      Presently our liquid resources are sufficient to support operations for approximately 60 days. We are dependent on raising approximately $5,000,000 to successfully implement our 12 month business plan described above.

      Our auditors have issued a "going concern" opinion in note 2 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $5,000,000 in equity, debt or through other financing transactions in the next 12 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

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

      Ray C. Brown who serves as Unico's chief executive officer and as Unico's chief financial officer, after evaluating the effectiveness of Unico's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Unico's disclosure controls and procedures were adequate and effective to ensure that material information relating to Unico and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      No legal proceedings involving Unico as a defendant were commenced during the three month period ended May 31, 2004. No material developments occurred in any legal proceedings involving Unico as a defendant during the same period.

Item 2. Changes in Securities.

      During the three month period ended May 31, 2004, Unico did not make any sales of shares of Unico's common stock which were not registered under the Securities Act of 1933.

      On May 21, 2004, Unico's Board of Directors authorized ten million (10,000,000) shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of Unico's common stock on a one-for-one (1:1) share basis. The Series A Preferred Stock is non-interest bearing, does not have voting rights (except for the election of directors, and other matters as required by applicable law), and is not entitled to receive dividends. In the event of a liquidation event, the Series A Preferred Stock automatically converts into common stock based on the foregoing formula. By designation, the Series A Preferred Stock is not affected by forward or reverse splits of the Company's common stock or other adjustments to the Company's capital structure. Holders of Series A Preferred Stock are entitled to elect two members of the Company's Board of Directors.

      On May 21, 2004, Unico's Board of Directors authorized the issuance of all ten million (10,000,000) shares of its Series A Preferred Stock to the following persons for the consideration described below:


                               No. of
Date     Recipient             Shares     Consideration                   Valuation
-------- --------------------- ---------- ------------------------------- ---------------
5/21/04  Ray C. Brown          6,549,043  $467,737 conversion of debt     $0.0714/share
5/21/04  C. Wayne Hartle         348,989  $24,925 conversion of debt      $0.0714/share
5/21/04  Mark Lopez            2,401,968  $171,550 conversion of debt     $0.0714/share
5/21/04  Howard Salamon          200,000  Finder's Fee                    $0.0714/share
5/21/04  Javelin Holdings, Inc.  500,000  Consulting services             $0.0714/share
                                            previously rendered



All of the shares described above in the table were sold directly by Unico, and no underwriters were involved in the transactions. Unico relied on section 4(2) of the Securities Act of 1933 in making the sales of securities. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning Unico. Each purchaser also had the opportunity to investigate Unico and ask questions of its chief executive officer and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by Unico.

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a vote of Security Holders.

      On May 21, 2004 a Special Meeting of Shareholders of Unico was held. Proxies for the meeting were solicited pursuant to

Regulation 14A. The following three matters were voted upon, and approved, by the shareholders:

      - proposal to amend Unico's Articles of Incorporation to increase the number of Unico's authorized common shares from 100,000,000 to 500,000,000 shares, and establish a class of preferred stock, with 20,000,000 shares authorized, with such preferences, limitations and relative rights as may be determined in the discretion of Unico's Board of Directors.

      - A proposal to ratify and approve Unico's Board of Director's actions to: (a) grant presently outstanding warrants to purchase up to 3,015,000 shares of Unico's common stock which were granted during 2002, 2003 and/or 2004; and (b) grant presently outstanding stock options to purchase up to 300,000 shares of Unico's common stock which were granted during June 2002.

      - A proposal to approve and authorize the sale of shares of Unico's common stock at prices to be established by the Board of Directors which may be below Unico's net asset value per share.

      The first proposal described above was approved with 55,844,878 shares voting in favor, 1,798,287 shares voting against and 65,075 shares abstaining. The second proposal described above was approved with 55,788,138 shares voting in favor, 1,062,400 shares voting against and 857,702 shares abstaining. The third proposal described above was approved with 53,691,838 shares voting in favor, 3,935,327 shares voting against and 81,075 shares abstaining.

Item 5. Other Information.

      On July 7, 2004, Richard Belliston was appointed to the Board of Directors of Unico. The appointment of Richard Belliston follows the resignation of C. Wayne Hartle as a director for Unico. Mr. Hartle will continue as the Secretary of Unico where he has served since 1990. Unico also accepted the resignation of Kiyoshi Kasai as Unico's Vice President. Mr. Kasai will continue as a director for Unico where he has served since 1987.
As a result of these changes, Unico's Board of Directors is now comprised of a majority of independent directors effective July 7, 2004.

Item 6. Exhibits and Reports on Form 8-K.

  (a)

  Exhibits
  --------

     Exhibit
     Number    Description
     -------   -----------
      3.10     Amendment to Articles of Incorporation, dated June 1, 2004

      4.1 Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock

     10.15     Modification of Mining Lease and Option to Purchase (Deer Trail
               Mine) dated effective May 31, 2004

     10.16 Debenture No. 1 for $125,000 dated March 16, 2004 issued to Kentan Limited Corp.

     10.17 Debenture No. 2 for $125,000 dated May 26, 2004 issued to Kentan Limited Corp.

     10.18 Convertible Debenture for $75,000 dated April 1, 2004 issued to C.M. Anderson

     10.19 Convertible Debenture for $637,131.57 dated June 25, 2004 issued to Ray C. Brown

     10.20 Convertible Debenture for $30,641.99 dated June 25, 2004 issued to C. Wayne Hartle

     10.21 Convertible Debenture for $187,644.29 dated June 25, 2004 issued to Mark Lopez

     10.22 June 29, 2004 Addendum to Promissory Note ($350,000) with J. Bruce Hirschberg

     10.23 June 29, 2004 Addendum to Promissory Note ($200,000) with J. Bruce Hirschberg

     10.24     Engagement Letter with Javelin Holdings, Inc. dated March 12,
               2004

     10.25     Conversion Agreement with Eben Loewenthal dated June 25, 2004

     10.26 Consulting Agreement with Nicholas Investment Company, Inc. dated May 10, 2004

     10.27     Agreement with Salamon Brothers LLC dated March 19, 2004

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

  (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended May 31, 2004.

                            SIGNATURES

       In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNICO, INCORPORATED
                                  (Registrant)


Date: July 21, 2004               By: /s/ Ray C. Brown
                                      ---------------------------------------
                                      Ray C. Brown, Chief Executive Officer
                                      and Principal Financial and Accounting
                                      Officer

                            APPENDIX A





               UNICO, INCORPORATED AND SUBSIDIARIES

                  (An Exploration Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                May 31, 2004 and February 29, 2004

               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
                   Consolidated Balance Sheets


                              ASSETS

                                                      May 31,   February 29,
                                                       2004         2004
                                                  ------------- -------------
                                                   (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                       $    140,297  $     33,000
  Certificate of deposit                                 5,358         5,358
                                                  ------------- -------------

    Total Current Assets                               145,655        38,358
                                                  ------------- -------------
PROPERTY AND EQUIPMENT

  Property and equipment, net                          840,207       866,075
                                                  ------------- -------------
OTHER ASSETS

  Reclamation bond                                      38,401        38,401
  Reclamation asset                                     37,177        37,177
  Refundable deposit                                       500           500
                                                  ------------- -------------

    Total Other Assets                                  76,078        76,078
                                                  ------------- -------------

      TOTAL ASSETS                                $  1,061,940  $    980,511
                                                  ============= =============


















       The accompanying notes are an integral part of these consolidated financial statements.

               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
             Consolidated Balance Sheets (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      May 31,    February 29,
                                                       2004         2004
                                                  ------------- -------------
                                                   (Unaudited)
CURRENT LIABILITIES

  Bank overdraft                                  $          -  $      9,211
  Accounts payable                                      43,026        54,354
  Accrued expenses                                     352,766       263,778
  Notes payable - related party                        658,352       985,324
  Notes payable - current                              358,591       420,300
  Debentures                                           325,000        75,000
  Accrued interest payable                             286,515       276,289
  Accrued interest payable - related party               3,337       143,614
  Contingent liabilities                               372,876       401,894
                                                  ------------- -------------

    Total Current Liabilities                        2,400,463     2,629,764
                                                  ------------- -------------
LONG-TERM LIABILITIES

  Notes payable - non current                          548,466       548,466
  Long-term reclamation obligation                      41,858        40,922
                                                  ------------- -------------

  Total Long-Term Liabilities                          590,324       589,388
                                                  ------------- -------------

  Total Liabilities                                  2,990,787     3,219,152
                                                  ------------- -------------

COMMITMENTS AND CONTINGENCIES                                -             -

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 20,000,000 shares authorized
    at $0.001 par value; 10,000,000 and - 0 -
    issued and outstanding respectively                 10,000             -
  Common stock, 500,000,000 shares authorized
    at $0.10 par value; 93,462,974 and 90,962,974
    shares issued and outstanding, respectively      9,346,299     9,096,299
  Additional paid-in capital                         1,783,393       810,437
  Deficit accumulated prior to exploration stage    (3,788,522)   (3,788,522)
  Deficit accumulated during the exploration stage  (9,280,017)   (8,356,855)
                                                  ------------- -------------

    Total Stockholders' Equity (Deficit)            (1,928,847)   (2,238,641)
                                                  ------------- -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $  1,061,940  $    980,511
                                                  ============= =============

       The accompanying notes are an integral part of these consolidated financial statements.

               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)

                                                                 From
                                                                 Inception
                                                                 of the
                                                                 Exploration
                                                                 Stage on
                                     For the Three Months Ended  March 1,
                                                May 31,          1997 Through
                                     --------------------------- May 31,
                                          2004          2003     2004
                                     ------------- ------------- -------------
REVENUES                             $          -  $          -  $     15,450

COST OF REVENUES                                -             -        12,180
                                     ------------- ------------- -------------

GROSS PROFIT                                    -             -         3,270
                                     ------------- ------------- -------------
EXPENSES

  Bad debt expense                              -             -       279,260
  General and administrative              566,519       343,512     6,758,195
  Depreciation and amortization            24,817        24,755       424,579
  Reclamation accretion                       936             -         4,681
                                     ------------- ------------- -------------

    Total Expenses                        592,272       368,267     7,466,715
                                     ------------- ------------- -------------

      Loss from Operations               (592,272)     (368,267)   (7,463,445)
                                     ------------- ------------- -------------
OTHER INCOME (EXPENSES)

  Interest income                              43             -        14,258
  Interest expense                       (330,933)      (43,657)   (1,440,300)
  Decline in value of assets                    -             -      (651,810)
  Settlement of debt                            -             -       (91,000)
  Loss on valuation of assets                   -             -      (309,817)
  Gain on expiration of debt                    -             -       638,025
  Gain on gold contract                         -             -        24,072
                                     ------------- ------------- -------------

    Total Other Income (Expenses)        (330,890)      (43,657)   (1,816,572)
                                     ------------- ------------- -------------

NET LOSS                             $   (923,162) $   (411,924) $ (9,280,017)
                                     ============= ============= =============

NET LOSS PER SHARE                   $      (0.01) $      (0.01)
                                     ============= =============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    92,734,713    75,385,583
                                     ============= =============

       The accompanying notes are an integral part of these consolidated financial statements.



                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)



                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance,
 February 28, 1997              -  $       -    36,887,712  $  3,688,771  $ 170,052  $         -  $     -  $ (5,254,277)

Common stock issued
 for services rendered          -          -     1,760,000       176,000          -            -        -             -

Common stock issued
 for cash                       -          -     1,740,000       174,000          -            -        -             -

Common stock issued
 in payment of debt             -          -       400,000        40,000          -            -        -             -

Common stock issued
 for acquisition of
 fixed assets                   -          -        60,000         6,000          -            -        -             -

Stock subscription
 receivable                     -          -     1,000,000       100,000          -     (100,000)       -             -

Net loss for
 the year ended
 February 28, 1998              -          -             -             -          -            -        -      (670,808)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------
Balance,
 February 28, 1998              -          -    41,847,712     4,184,771    170,052     (100,000)       -    (5,925,085)

Common stock issued
 for payment of debt
 at $0.10 per share             -          -     5,000,000       500,000          -            -        -             -

Common stock issued
 for investment in
 mining properties
 at $0.10 per share             -          -       500,000        50,000          -            -        -             -

Common stock issued
 for services rendered
 at $0.10 per share             -          -       250,000        25,000          -            -        -             -

Net loss for
 the year ended
 February 28, 1999              -          -             -             -          -            -        -      (527,681)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------
Balance,
 February 28, 1999              -  $       -    47,597,712  $  4,759,771  $ 170,052  $  (100,000) $     -  $ (6,452,766)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------








The accompanying notes are an integral part of these consolidated financial statements.



                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance,
 February 28, 1999              -  $       -    47,597,712  $  4,759,771  $ 170,052  $  (100,000) $     -  $ (6,452,766)

Common stock issued
 for services rendered
 at $0.10 per share             -          -        39,000         3,900          -            -        -             -

Common stock issued
 for cash and services
 at $0.10 per share             -          -       580,000        58,000          -            -        -             -

Common stock issued
 for cash at $0.10
 per share                      -          -       500,000        50,000          -            -        -             -

Common stock issued
 for cash at $0.10
 per share                      -          -     1,550,000       155,000          -            -        -             -

Warrants granted
 below market price             -          -             -             -    155,000            -        -             -

Net loss for
 the year ended
 February 29, 2000              -          -             -             -          -            -        -      (493,267)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------
Balance,
 February 29, 2000              -          -    50,266,712     5,026,671    325,052     (100,000)       -    (6,946,033)

April 25, 2000, common
 stock issued for cash
 and subscription
 receivable at $0.10
 per share                      -          -     4,000,000       400,000          -     (321,250)       -             -

May 3, 2000, common
 stock issued for cash
 at $0.10 per share             -          -       500,000        50,000          -            -        -             -

May 30, 2000, common
 stock issued for
 services at $0.10
 per share                      -          -       500,000        50,000          -            -        -             -

June 2, 2000, partial
 receipt of stock
 subscription                   -          -             -             -          -       11,990        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance Forward                 -  $       -    55,266,712  $  5,526,671  $ 325,052  $  (409,260) $     -  $ (6,946,033)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------







The accompanying notes are an integral part of these consolidated financial statements.



                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance Forward                 -  $       -    55,266,712  $  5,526,671  $ 325,052  $  (409,260) $     -  $ (6,946,033)

August 3, 2000,
 common stock issued
 for services at $0.10
 per share                      -          -       460,000        46,000          -            -        -             -

August 24, 2000,
 partial receipt of
 stock subscription             -          -             -             -          -       25,000        -             -

September 5, 2000,
 common stock issued
 for cash at $0.12
 per share                      -          -       208,334        20,833      4,166            -        -             -

September 5, 2000,
 common stock issued
 for deposit on
 subsidiary acquisition
 at $0.12 per share             -          -       457,500        45,750      9,150            -        -             -

September 25, 2000,
 partial receipt of
 stock subscription             -          -             -             -          -        5,000        -             -

October 30, 2000,
 common stock issued
 for cash and services
 at $0.10  per share            -          -       500,000        50,000          -            -        -             -

October 30, 2000,
 common stock issued
 for related party
 debt and services
 at $0.14 per share             -          -     5,000,000       500,000    200,000            -        -             -

December 6, 2000,
 common stock issued
 for cash at $0.10
 per share                      -          -       350,000        35,000          -            -        -             -

December 6, 2000,
 common stock issued
 for subsidiary
 acquisition at
 $0.10 per share                -          -     2,542,500       254,250          -            -        -             -

February 9, 2001,
 common stock issued
 for cash at $0.10
 per share                      -          -       100,000        10,000          -            -        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    64,885,046  $  6,488,504  $ 538,368  $  (379,260) $     -  $ (6,946,033)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------



The accompanying notes are an integral part of these consolidated financial statements.

                                        7

                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance Forward                 -  $       -    64,885,046  $  6,488,504  $ 538,368  $  (379,260) $     -  $ (6,946,033)

February 9, 2001,
 common stock issued
 for cash at $0.16
 per share                      -          -       125,000        12,500      7,500            -        -             -

February 9, 2001,
 common stock issued
 for cash at $0.16
 per share                      -          -       312,500        31,250     18,750            -        -             -

Net loss for
 the year ended
 February 28, 2001              -          -             -             -          -            -        -    (1,077,736)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------
Balance,
 February 28, 2001              -          -    65,322,546     6,532,254    564,618     (379,260)       -    (8,023,769)

April 12, 2001,
 common stock and
 options issued for
 cash at $0.13 per share        -          -       153,847        15,385      4,615            -        -             -

April 21, 2001,
 common stock and
 options issued for
 cash at $0.12 per share        -          -       416,667        41,667      8,333            -        -             -

May 24, 2001,
 common stock and
 options issued for
 cash at $0.11 per share        -          -       181,819        18,182      1,819            -        -             -

June 25, 2001,
 common stock and
 options issued for
 cash at $0.11 per share        -          -       909,090        90,909      9,091            -        -             -

August 3, 2001,
 common stock and
 options issued for
 cash at $0.11 per share        -          -       272,728        27,273      2,727            -        -             -

August 3, 2001,
 common stock and
 options issued for
 cash at $0.10  per share       -          -       200,000        20,000          -            -        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    67,456,697  $  6,745,670  $ 591,203  $  (379,260) $     -  $ (8,023,769)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------






The accompanying notes are an integral part of these consolidated financial statements.



                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    67,456,697  $  6,745,670  $ 591,203  $  (379,260) $     -  $ (8,023,769)

August 17, 2001,
 common stock issued
 for related party debt
 at $0.15 per share             -          -       908,900        90,890     53,178           -         -             -

September 15, 2001,
 common stock and
 options issued for
 cash and services
 at $0.10 per share             -          -       388,890        38,890          -           -         -             -

October 5, 2001,
 common stock and
 options issued for
 cash at $0.10 per share        -          -       100,000        10,000          -           -         -             -

October 5, 2001,
 common stock and
 options issued for
 cash at $0.10 per share        -          -       200,000        20,000          -           -         -             -

November 1, 2001,
 common stock and
 options issued for
 cash at $0.10 per share        -          -       100,000        10,000          -           -         -             -

November 1, 2001,
 common stock and
 options issued for
 cash at $0.10 per share        -          -       200,000        20,000          -           -         -             -

November 1, 2001,
 common stock and
 options issued for
 cash at $0.10 per share        -          -       100,000        10,000          -           -         -             -

November 14, 2001,
 common stock and
 options issued for
 cash at $0.10 per share        -          -       100,000        10,000          -           -         -             -

November 14, 2001,
 common stock and
 options issued for
 cash at $0.10 per share        -          -       100,000        10,000          -           -         -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    69,654,487  $  6,965,450  $ 644,381  $  (379,260) $     -  $ (8,023,769)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------







The accompanying notes are an integral part of these consolidated financial statements.



                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    69,654,487  $  6,965,450  $ 644,381  $  (379,260) $     -  $ (8,023,769)

November 14, 2001,
 common stock issued
 for equipment at
 $0.10 per share                -          -        24,000         2,400          -            -        -             -

December 26, 2001,
 common stock issued
 for cash at $0.10
 per share                      -          -       250,000        25,000          -            -        -             -

December 26, 2001,
 common stock issued
 for cash at $0.10
 per share                      -          -       100,000        10,000          -            -        -             -

December 26, 2001,
 common stock issued
 for services at
 $0.10 per share                -          -        55,000         5,500          -            -        -             -

January 17, 2002,
 common stock issued
 for cash and services
 at $0.10 per share             -          -       314,487        31,449          -            -        -             -

January 17, 2002,
 common stock issued
 for services and
 prepaid services
 at $0.10 per share             -          -       100,000        10,000          -            -   (3,460)            -

January 17, 2002,
 common stock issued
 for services at
 $0.10 per share                -          -       100,000        10,000          -            -        -             -

January 17, 2002,
 common stock issued
 for services at
 $0.10 per share                -          -       500,000        50,000          -            -        -             -

January 17, 2002,
 common stock issued
 for services at
 $0.10 per share                -          -        10,000         1,000          -            -        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    71,107,974  $  7,110,799  $ 644,381  $  (379,260) $(3,460) $ (8,023,769)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------








The accompanying notes are an integral part of these consolidated financial statements.

                                        10

                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    71,107,974  $  7,110,799  $ 644,381  $  (379,260) $(3,460) $ (8,023,769)

January 17, 2002,
 common stock issued
 for cash at $0.10
 per share                      -          -       200,000        20,000          -            -        -             -

February 7, 2002,
 common stock issued
 for services at
 $0.10 per share                -          -       150,000        15,000          -            -        -             -

February 7, 2002,
 common stock issued
 for cash at $0.10
 per share                      -          -       250,000        25,000          -            -        -             -

Net loss for
 the year ended
 February 28, 2002              -          -             -             -          -            -        -      (774,439)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------
Balance,
 February 28, 2002              -          -    71,707,974     7,170,799    644,381     (379,260)  (3,460)   (8,798,208)

March 7, 2002,
 common stock issued
 for cash at $0.10
 per share                      -          -       100,000        10,000          -            -        -             -

March 20, 2002,
 common stock issued
 for cash at $0.10
 per share                      -          -        50,000         5,000          -            -        -             -

March 20, 2002,
 common stock issued
 for services at
 $0.10 per share                -          -        25,000         2,500          -            -        -             -

March 20, 2002,
 common stock issued
 for conversion of
 related party debt
 at $0.10 per share             -          -        30,000         3,000          -            -        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    71,912,974  $  7,191,299  $ 644,381  $  (379,260) $(3,460) $ (8,798,208)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------








The accompanying notes are an integral part of these consolidated financial statements.




                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    71,912,974  $  7,191,299  $ 644,381  $ ( 379,260) $(3,460) $ (8,798,208)

April 10, 2002,
 common stock issued
 for cash and services
 at $0.10 per share             -          -        75,000         7,500          -            -        -             -

April 10, 2002,
 common stock issued
 for cash and services
 at $0.10 per share             -          -        75,000         7,500          -            -        -             -

June 4, 2002,
 common stock issued
 for debt at $0.10
 per share                      -          -       300,000        30,000          -            -        -             -

June 4, 2002,
 common stock issued
 for cash at $0.10
 per share                      -          -        50,000         5,000          -            -        -             -

June 5, 2002,
 common stock issued
 for conversion of
 related party debt
 at $0.17 per share             -          -     1,700,000       170,000    119,000            -        -             -

August 31, 2002,
 common stock issued
 for services at
 $0.10 per share                -          -        10,000         1,000          -            -        -             -

Prepaid services expensed       -          -             -             -          -            -    3,460             -

January 23, 2003,
 common stock issued
 for cash at $0.16
 per share                      -          -       125,000        12,500      7,500            -        -             -

January 23, 2003,
 cancelled common stock
 previously issued as
 subscription                   -          -    (1,000,000)     (100,000)         -      100,000        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    73,247,974  $  7,324,799  $ 770,881  $  (279,260) $     -  $ (8,798,208)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------










The accompanying notes are an integral part of these consolidated financial statements.

                                        12

                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    73,247,974  $  7,324,799  $ 770,881  $  (279,260) $     -  $ (8,798,208)

January 29, 2003,
 common stock issued
 for cash at $0.10
 per share                      -          -       180,000        18,000          -            -        -             -

February 3, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       350,000        35,000          -            -        -             -

February 14, 2003,
 common stock                   -          -       350,000        35,000          -            -        -             -

February 24, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       300,000        30,000          -            -        -             -

Write-off stock
 subscription
 receivable to
 bad debt expense               -          -             -             -          -      279,260        -             -

Net loss for
 the year ended
 February 28, 2003              -          -             -             -          -            -        -      (624,167)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------
Balance,
 February 28, 2003              -          -    74,427,974     7,442,799    770,881            -        -    (9,422,375)

March 6, 2003,
 common stock issued
 for debt at $0.10
 per share                      -          -        50,000         5,000          -            -        -             -

March 14, 2003,
 common stock issued
 for services at $0.10
 per share                      -          -       350,000        35,000          -            -        -             -

April 1, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       600,000        60,000          -            -        -             -

April 14, 2003,
 common stock issued
 for services at $0.10
 per share                      -          -       350,000        35,000          -            -        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    75,777,974  $  7,577,799  $ 770,881  $         -  $     -  $ (9,422,375)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------


The accompanying notes are an integral part of these consolidated financial statements.




                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    75,777,974  $  7,577,799  $ 770,881  $         -  $     -  $ (9,422,375)

April 22, 2003,
 common stock issued
 for cash at $0.10
  per share                     -          -        30,000         3,000          -            -        -             -

May 23, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       350,000        35,000          -            -        -             -

May 31, 2003,
 Issuance of warrants           -          -             -             -     24,556            -        -             -

June 3, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       350,000        35,000          -            -        -             -

June 16, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       350,000        35,000          -            -        -             -

June 23, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       850,000        85,000          -            -        -             -

July 1, 2003,
 common stock issued
 for services at $0.10
 per share                      -          -       350,000        35,000          -            -        -             -

July 8, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       200,000        20,000          -            -        -             -

July 28, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       350,000        35,000          -            -        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    78,607,974  $  7,860,799  $ 795,437  $         -  $     -  $ (9,422,375)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------









The accompanying notes are an integral part of these consolidated financial statements.




                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    78,607,974  $  7,860,799  $ 795,437  $         -  $     -  $ (9,422,375)

August 1, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       200,000        20,000          -            -        -             -

August 11, 2003,
 common stock issued
 for services at $0.10
 per share                      -          -       250,000        25,000          -            -        -             -

August 29, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -       450,000        45,000          -            -        -             -

September 2, 2003,
 common stock issued
 for services at
 $0.10 per share                -          -     1,500,000       150,000          -            -        -             -

September 5, 2003,
 common stock issued
 for cash at $0.10
 per share                      -           -      545,000        54,500          -            -        -             -

September 5, 2003,
 common stock issued
 for equipment at
 $0.10 per share                -           -      200,000        20,000          -            -        -             -

September 16, 2003,
 common stock issued
 for services at
 $0.10 per share                -           -      800,000        80,000          -            -        -             -

September 24, 2003,
 common stock issued
 for services at
 $0.10 per share                -           -    1,300,000       130,000          -            -        -             -

October 9, 2003
 common stock issued
 for services at
 $0.10 per share                -          -     2,000,000       200,000          -            -        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    85,852,974  $  8,585,299  $ 795,437  $         -  $     -  $ (9,422,375)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------







The accompanying notes are an integral part of these consolidated financial statements.




                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    85,852,974  $  8,585,299  $ 795,437  $         -  $     -  $ (9,422,375)

October 20, 2003
 common stock issued
 for services at
 $0.10 per share                -          -     1,000,000       100,000          -            -        -             -

November 6, 2003
 common stock issued
 for services at
 $0.10 per share                -          -     1,000,000       100,000          -            -        -             -

December 3, 2003
 common stock issued
 for services at
 $0.115 per share               -          -     1,000,000       100,000     15,000            -        -             -

December 4, 2003
 common stock issued
 for services at
 $0.10 per share                -          -       100,000        10,000          -            -        -             -

December 28, 2003
 common stock issued
 for services at
 $0.10 per share                -          -       260,000        26,000          -            -        -             -

January 19, 2004
 common stock issued
 for services at
 $0.10 per share                -          -     1,000,000       100,000          -            -        -             -

January 21, 2004
 common stock issued
 for services at
 $0.10 per share                -          -       100,000        10,000          -            -        -             -

January 22, 2004
 common stock issued
 for services at
 $0.10 per share                -          -       450,000        45,000          -            -        -             -

February 18, 2004
 common stock issued
 for services at
 $0.10 per share                -          -       200,000        20,000          -            -        -             -
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    90,962,974  $  9,096,299  $ 810,437  $         -  $     -  $ (9,422,375)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------






The accompanying notes are an integral part of these consolidated financial statements.




                       UNICO, INCORPORATED AND SUBSIDIARIES
                          (An Exploration Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)




                            Preferred Stock        Common Stock           Additional Stock
                        --------------------- --------------------------- Paid-In    Subscription Prepaid  Accumulated
                          Shares     Amount      Shares       Amount      Capital    Receivable   Services Deficit
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------

Balance forward                 -  $       -    90,962,974  $  9,096,299  $  810,437 $         -  $     -  $ (9,422,375)

Net loss for
 the year ended
 February 29, 2004              -          -             -             -          -            -        -    (2,723,002)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------
Balance,
 February 29, 2004              -          -    90,962,974     9,096,299     810,437           -        -   (12,145,377)

March 16, 2004
 common stock issued
 for services at $0.10
 per share (unaudited)          -          -     1,500,000       150,000          -            -        -             -

April 12, 2004
 common stock issued
 for services at $0.10
 per share (unaudited)          -          -     1,000,000       100,000          -            -        -             -

May 21, 2004
 preferred stock issued
 for related party debt
 extinguishments at
 $0.071 per share
 (unaudited)             6,898,032     6,898             -             -     485,764           -        -             -

May 21, 2004,
 preferred stock issued
 for debt extingusihment
 at $0.071  per share
 (unaudited)             2,401,968     2,402             -             -     169,148           -        -             -

May 21, 2004,
 preferred stock issued
 for services performed
 at $0.071 per share
 (unaudited)               700,000       700             -             -      49,294           -        -             -

Beneficial conversion
 feature on convertible
 debentures (unaudited)         -          -             -             -     268,750           -        -             -

Net loss for the three
 months ended  May 31,
 2004 (unaudited)               -          -             -             -          -            -        -      (923,162)
                        ---------- ---------- ------------- ------------- ---------- ------------ -------- -------------
Balance, May 31, 2004
 (unaudited)            10,000,000 $  10,000    93,462,974  $  9,346,299  $1,783,393 $         -  $     -  $(13,068,539)
                        ========== ========== ============= ============= ========== ============ ======== =============

                                                      Deficit accumulated prior to the exploration stage   $ (3,788,522)
                                                      Deficit accumulated during the exploration stage       (9,280,017)
                                                                                                           -------------

                                                                                                           $(13,068,539)
                                                                                                           =============



The accompanying notes are an integral part of these consolidated financial statements.
                                        17




               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)


                                                                       From
                                                                       Inception
                                                                       of the
                                                                       Exploration
                                                                       Stage on
                                           For the Three Months Ended  March 1,
                                                      May 31,          1997 Through
                                           --------------------------- May 31,
                                                2004          2003     2004
                                           ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                  $   (923,162) $   (411,924) $ (9,280,017)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Common stock issued for services             250,000       170,000     3,136,099
   Preferred stock issued for services           49,994             -        49,994
   Bad debt expense                                   -             -       279,260
   Warrants issued below market value                 -        24,556       179,556
   Depreciation expense                          24,817        24,755       424,579
   Loss on disposition of asset                       -             -       (21,055)
   Settlement of debt                                 -             -        19,000
   Gain on expiration of debt                         -             -      (638,025)
   Gain on gold contract                              -             -       (24,072)
   Decline in value of assets                     1,050             -       962,010
   Beneficial conversion feature on
     convertible debentures                     268,750             -       286,750
 Changes in operating assets and liabilities:
   Decrease in accounts receivable
     and related receivables                          -             -           585
   (Increase) in other assets                         -             -       (43,435)
   Decrease in prepaid expenses                       -             -         3,460
   Increase in accounts payable and
     other liabilities                           97,259         1,670     1,484,097
                                           ------------- ------------- -------------

    Net Cash Used by Operating Activities      (231,292)     (190,943)   (3,199,214)
                                           ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of land                                     -             -       (50,000)
 Decrease in investment                               -             -        95,068
 Purchase of fixed assets                             -      (160,155)     (573,905)
                                           ------------- ------------- -------------

    Net Cash Used by Investing Activities  $          -  $   (160,155) $   (528,837)
                                           ------------- ------------- -------------





      The accompanying notes are an integral part of these consolidated financial statements.






               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                           (Unaudited)


                                                                       From
                                                                       Inception
                                                                       of the
                                                                       Exploration
                                                                       Stage on
                                           For the Three Months Ended  March 1,
                                                      May 31,          1997 Through
                                           --------------------------- May 31,
                                                2004          2003     2004
                                           ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in bank overdraft     $     (9,211) $      5,775  $          -
 Proceeds from notes payable - related party          -       155,766     1,398,520
 Proceeds from notes payable                    101,800       190,000     1,037,100
 Payments on notes payable                       (4,000)       (4,000)     (175,534)
 Proceeds from issuance of
    convertible debentures                      250,000             -       250,000
 Issuance of stock for cash                           -         3,000     1,312,250
 Receipt of stock subscription receivable             -             -        41,990
                                           ------------- ------------- -------------

  Net Cash Provided by Financing Activities     338,589       350,541     3,864,326
                                           ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH                 107,297          (557)      136,275

CASH AT BEGINNING OF PERIOD                      33,000        33,557         4,022
                                           ------------- ------------- -------------

CASH AT END OF PERIOD                      $    140,297  $     33,000  $    140,297
                                           ============= ============= =============
CASH PAID DURING THE PERIOD FOR:

 Interest                                  $     22,166  $     13,751  $    118,930
 Income taxes                              $          -  $          -  $          -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Issuance of common stock for services     $    250,000  $    170,000  $  1,136,099
 Issuance of preferred stock for services  $     49,994  $          -  $     49,994
 Issuance of preferred stock for debt
   extinguishment                          $    171,550  $          -  $    171,550
 Issuance of stock for debt                $          -  $          -  $  1,389,069
 Issuance of stock for subsidiary
   acquisition                             $          -  $          -  $    309,150
 Issuance of stock for fixed assets        $          -  $          -  $     78,400
 Issuance of stock for prepaid services    $          -  $          -  $      3,460
 Issuance of preferred stock for debt
   extinguishments - related party         $    492,662  $          -  $    492,662




       The accompanying notes are an integral part of these consolidated financial statements.

                                19

               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
          Notes to the Consolidated Financial Statements
                May 31, 2004 and February 29, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its February 29, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses
from its inception through May 31, 2004.   It has not established any revenues
with which to cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

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

               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
          Notes to the Consolidated Financial Statements
                May 31, 2004 and February 29, 2004

NOTE 2 - GOING CONCERN (Continued)

   . Begin an exploration and resource definition program at the Silver Bell Mine during the Summer, 2004
   . Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;
   .   Exercise an option to purchase the Deer Trail Mine for $4,000,000;
   . Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with the Company's status as a business development company; and
   . Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.

Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's current cash will sustain operations for approximately 60 days.

Management believes the Company's current cash as of May 31, 2004, will sustain operations for approximately two additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

NOTE 3 -  MATERIAL EVENTS

During the three months ended May 31, 2004, the Company borrowed an additional $101,800. This additional loan accrues interest at 10% per annum, is unsecured, and due on demand.

During the three months ended May 31, 2004, the Company issued 2,500,000 shares of common stock for services. These shares were valued at $0.10 per share.

During the three months ended May 31, 2004, the Company borrowed on two convertible debentures $125,000 each for a total of $250,000. These debentures bear an interest rate of 8% per annum. The holders are able to convert these debentures at any time until they are paid in full. The conversion price per share shall be equal to fifty percent of the closing bid price on the date of conversion. The Company recorded a beneficial conversion feature in the amount of $250,000 as interest expense.

On April 2004, the Company entered into a convertible debenture agreement on an existing note payable for $75,000. This debenture bears interest at 10% per annum the holder is able to convert this debenture at any time through October 1, 2004. The conversion price shall be eight percent of the closing bid price on the date of conversion.

               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
          Notes to the Consolidated Financial Statements
                May 31, 2004 and February 29, 2004

NOTE 3 -  MATERIAL EVENTS (Continued)

On May 21, 2004, the Company's Board of Directors authorized twenty million 20,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of Unico's common stock on a one-for-one (1:1) share basis. The Series A Preferred Stock is non-interest bearing, does not have voting rights (except for the election of directors, and other matters as required by applicable law), and is not entitled to receive dividends. In the event of a liquidation event, the Series A Preferred Stock automatically converts into common stock based on the foregoing formula. By designation, the Series A Preferred Stock is not affected by forward or reverse splits of capital structure. Holders of Series A Preferred Stock are entitled to elect two members of the Company's Board of Directors.

On May 21, 2004, the Company issued 6,898,032 shares of preferred stock for the extinguishments of $492,662 of related party debt.

On May 21, 2004, the Company issued 2,401,968 shares of preferred stock for the extinguishments of debt in the amount of $171,550.

On May 21, 2004, the Company issued 700,000 shares of preferred stock for services rendered valued at $49,994.

Effective May 31, 2004, the parties entered into a Modification of Mining Lease and Option to Purchase (the "Lease Modification"). Under the Lease Modification, the parties agreed to extend the lease term until August 31, 2005. The Lease Modification contains the following additional terms: (a) The Company will pay all past due royalties, taxes assessments and all other amounts presently owed under the Deer Trail Lease (approximately $204,000) on or before September 1, 2004; (b) The Company will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if the Company pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and (c) The Company will continue to make the payments required under the Deer Trail Lease during the extended lease term. The Company's ability to make the required payments is dependent on the Company raising substantial equity capital and/or securing substantial financing in the near future. No assurance can be given that the Company will be successful in its efforts to raise the necessary funds and/or secure the necessary financing. If the Company fails in this regard, the Company will likely lose any rights it has to the Deer Trail Mine property.

               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
          Notes to the Consolidated Financial Statements
                May 31, 2004 and February 29, 2004


NOTE 4 - OUTSTANDING STOCK OPTIONS AND WARRANTS

A summary of the Company's outstanding stock options as of May 31, 2004, including all changes during the current quarter, is presented below:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                       Shares     Price
                                                    ------------  ---------
   Options outstanding at February 29, 2004:

     Options issued in 2003                           3,415,000   $    0.10
                                                    ------------  ----------

   Total options outstanding, February 29, 2004       3,415,000   $    0.10
                                                    ============  ==========


   Summary of activity for the three months ended May 31, 2004:

     Granted                                                  -   $    0.10
     Canceled                                           100,000        0.10
     Exercised                                                -           -
     Expired                                                  -           -
                                                    ------------  ----------
   Outstanding, May 31, 2004                          3,315,000   $    0.10
                                                    ============  ==========

   Exercisable, May 31, 2004                          3,315,000   $    0.10
                                                    ============  ==========

NOTE 5 - SUBSEQUENT EVENTS

On June 28, 2004, the Company formed two wholly owned subsidiaries. These two subsidiaries will be known as Deer Trail Mining Company, LLC and Bromide Basin Mining Company, LLC. Both subsidiaries are Nevada companies.

On June 24, 2004, the Company issued 826,033 shares of common stock for the extinguishments of debt for $33,000 plus accrued interest. The per share price was eighty percent of the closing price on the date of conversion.

On June 29, 2004, the Company entered into a convertible agreement on an existing loan with a principal balance of $548,466 plus accrued interest. The note is convertible into the Company's common stock at eighty percent of the closing price on the date of conversion.

On June 25, 2004, the Company entered into two convertible debentures with related parties on existing notes payable with principal balance of $658,351. These convertible debentures bear an interest rate of 10% per annum. These convertible debentures are convertible at any time at a rate of eighty percent of the closing price of the Company's stock on the date of conversion.

               UNICO, INCORPORATED AND SUBSIDIARIES
                  (An Exploration Stage Company)
          Notes to the Consolidated Financial Statements
                May 31, 2004 and February 29, 2004


NOTE 5 - SUBSEQUENT EVENTS (Continued)

On June 25, 2004, the Company entered into a convertible debenture on an existing note payable balance of $184,144. This debenture bears an interest rate of 10% per annum. This debenture is convertible at any time at a rate of eighty percent of the closing price of the Company's stock on the date of conversion.

On July 12, 2004, the Company filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to
Section 54 of the Investment Company Act of 1940. In preparation for filing the N-54A Notification, the Company formed two new wholly-owned subsidiaries in late June 2004. The Company's Deer Trail Mine operations will now be conducted through the Company's wholly-owned subsidiary, Deer Trail Mining Company, LLC, a Nevada limited liability company. The Company's Bromide Basin Mine operations will now be conducted through the Company's wholly-owned subsidiary, Bromide Basin Mining Company, LLC, a Nevada limited liability company. The Company also owns Silver Bell Mining Company, Inc.