Form 10QSB
period 2004-08-31
UNICO INC /AZ/
filed 2004-11-24
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 8/31/04
                 Commission file number 000-30239

                        UNICO, INCORPORATED
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

            Arizona                            86-0205130
      ______________________________    __________________________________
     (State or other jurisdiction of   (IRS Employer Identification Number)
     incorporation or organization)


                       6475 Grandview Avenue
                           P.O. Box 777
                    Magalia, California  95954
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

Yes [ X]    No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 22, 2004, the issuer had outstanding 335,427,896 shares of its common stock, $0.10 par value per share, and 10,000,000 shares of its Series A Preferred Stock, $0.001 par value per share. Series A Preferred Stock is convertible to common stock on a one for one share basis.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The unaudited balance sheet of Unico, Incorporated, an Arizona corporation, as of August 31, 2004, the unaudited schedule of investments of Unico, Incorporated as of August 31, 2004, the unaudited related statements of operations for the three and six month periods ended August 31, 2004 and 2003, the unaudited related statements of stockholders' equity for the period from February 29, 2004 through August 31, 2004, the unaudited related statements of cash flows for the six month periods ended August 31, 2004 and 2003 and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

     The accompanying financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Unico, Incorporated Deer Trail Mining Company, LLC, Bromide Basin Mining Company, LLC and Silver Bell Mining Company, Incorporated, its wholly-owned subsidiaries. The names "Unico", "we", "our" and "us" used in this report refer to Unico, Incorporated.

                       UNICO, INCORPORATED

                       FINANCIAL STATEMENTS

              August 31, 2004 and February 29, 2004

                       UNICO, INCORPORATED
                          Balance Sheet

                              ASSETS

                                                            August 31,
                                                               2004
                                                          -------------
                                                           (Unaudited)

CURRENT ASSETS

  Cash and cash equivalents                               $    336,394
  Certificate of deposit                                         5,358
                                                          -------------

    Total Current Assets                                       341,752
                                                          -------------
OTHER ASSETS

  Investments in unconsolidated subsidiaries
   (see Schedule of Investments)                                     -
  Refundable deposit                                               500
                                                          -------------

    Total Other Assets                                             500
                                                          -------------

       TOTAL ASSETS                                       $    342,252
                                                          =============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                        $     27,041
  Accrued expenses                                             317,105
  Debentures payable - related parties                         824,276
  Debentures payable                                           735,629
  Contingent liabilities                                       286,000
                                                          -------------

     Total Current Liabilities                               2,190,051
                                                          -------------

COMMITMENTS AND CONTINGENCIES                                        -

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 20,000,000 shares authorized
    at $0.001 par value; 10,000,000 shares
    issued and outstanding                                      10,000
  Common stock, 500,000,000 shares authorized at $0.10
    par value; 140,927,896 shares issued and outstanding    14,092,791
  Additional paid-in capital (deficit)                      (1,167,571)
  Accumulated deficit                                      (14,783,019)
                                                          -------------

    Total Stockholders' Equity (Deficit)                    (1,847,799)
                                                          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $    342,252
                                                          =============




The accompanying notes are an integral part of these financial statements.

                       UNICO, INCORPORATED
                     Schedule of Investments
                           (Unaudited)
                         August 31, 2004



                Description   Percent
Company         of Business   Ownership    Cost       Fair Value   Affiliation
--------------  ------------  -----------  ---------  -----------  -----------

Silver Bell
Mining          Mining           100%      $ 309,150  $      -        Yes

Bromide Basin   Mining           100%              -         -        Yes

Deer Trail      Mining           100%        447,876         -        Yes
                                           ----------  -----------
                                           $ 757,026   $     -
                                           ==========  ===========

See Note 2 for fair value determination methods.




The accompanying notes are an integral part of these financial statements.




                            UNICO, INCORPORATED
                          Statements of Operations
                                (Unaudited)

                                          For the Six Months Ended   For the Three Months Ended
                                                  August 31,                 August 31,
                                        --------------------------- -----------------------------
                                             2004          2003         2004           2003
                                        ------------- ------------- ------------- ---------------
REVENUES                                $          -  $     15,450  $          -  $       15,450

COST OF REVENUES                                   -        12,180             -          12,180
                                        ------------- ------------- ------------- ---------------

GROSS PROFIT                                       -         3,270             -           3,270
                                        ------------- ------------- ------------- ---------------
EXPENSES

  General and administrative                 760,399       795,516       193,880         452,004
  Depreciation and amortization               24,817        49,754             -          24,999
  Reclamation accretion                          936             -             -               -
                                        ------------- ------------- ------------- ---------------

    Total Expenses                           786,152       845,270       193,880         477,003
                                        ------------- ------------- ------------- ---------------

       Loss from Operations                 (786,152)     (842,000)     (193,880)       (473,733)
                                        ------------- ------------- ------------- ---------------
OTHER INCOME (EXPENSES)

  Interest income                                 43           106             -             106
  Interest expense                        (1,182,121)      (90,805)     (851,189)        (47,148)
  Decline in value of investments           (445,941)            -      (445,941)              -
  Loss on settlement of debt                (223,471)            -      (223,471)              -
                                        ------------- ------------- ------------- ---------------

    Total Other Income (Expenses)         (1,851,490)      (90,699)   (1,520,601)        (47,042)
                                        ------------- ------------- ------------- ---------------

NET LOSS BEFORE INCOME TAXES              (2,637,642)     (932,699)   (1,714,481)       (520,775)

INCOME TAX EXPENSE                                 -             -             -               -
                                        ------------- ------------- ------------- ---------------

NET LOSS                                $ (2,637,642) $   (932,699) $ (1,714,481) $     (520,775)
                                        ============= ============= ============= ===============

NET LOSS PER SHARE                      $      (0.03) $      (0.01) $      (0.02) $        (0.01)
                                        ============= ============= ============= ===============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                       97,652,043    76,703,137   102,569,372      78,051,930
                                        ============= ============= ============= ===============



 The accompanying notes are an integral part of these financial statements.




                               UNICO, INCORPORATED
                  Statements of Stockholders' Equity (Deficit)

                                                                              Additional
                                 Preferred Stock         Common Stock         Paid-in
                             ---------------------- ------------------------- Capital      Accumulated
                               Shares      Amount      Shares      Amount     (Deficit)    Deficit
                             ------------ --------- ------------ ------------ ------------ -------------
Balance, February 29, 2004             -  $      -   90,962,974  $ 9,096,299  $   810,437  $(12,145,377)

March 16, 2004 common stock
 issued for services at
 $0.10 per share (unaudited)           -         -    1,500,000      150,000            -             -

April 12, 2004 common stock
 issued for services at
 $0.10 per share (unaudited)           -         -    1,000,000      100,000            -             -

May 21, 2004 preferred stock
 issued for related party
 debt extinguishments at
 $0.071 per share (unaudited)  6,898,032     6,898            -            -      485,764             -

May 21, 2004, preferred
 stock issued for debt
 extingusihment at $0.071
 per share (unaudited)         2,401,968     2,402            -            -      169,148             -

May 21, 2004, preferred
 stock issued for services
 performed at $0.071 per
 share (unaudited)               700,000       700            -            -       49,294             -

July 24, 2004, common
 stock issued for
 extinguishments of
 debts  at $0.058 per
 share (unaudited)                     -         -      826,033       82,603      (34,693)            -

July 30, 2004, common
 stock issued for
 extinguishment of debts
 at $0.10 per share
 (unaudited)                           -         -    7,638,889      763,889            -             -

August 2004, common
 stock issued for
 conversion of debentures
 at $0.005 per share
 (unaudited)                           -         -   39,000,000    3,900,000   (3,705,000)            -

Beneficial conversion
 feature on convertible
 debentures  (unaudited)               -         -            -            -    1,057,479             -

Net loss for the six
 months ended  August
 31, 2004 (unaudited)                  -         -            -            -            -    (2,637,642)
                             ------------ --------- ------------ ------------ ------------ -------------
Balance, August 31, 2004
 (unaudited)                  10,000,000  $ 10,000  140,927,896  $14,092,791  $(1,167,571) $(14,783,019)
                             ============ ========= ============ ============ ============ =============



         The accompanying notes are an integral part of these statements.

                                       F-5


                               UNICO, INCORPORATED
                             Statement of Cash Flows
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                                August 31,
                                                                        -----------------------------
                                                                             2004           2003
                                                                        -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                              $  (2,637,642) $    (932,699)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
     Common stock issued for services                                         250,000        505,000
     Preferred stock issued for services                                       49,994              -
     Warrants issued below market value                                             -         24,556
     Depreciation expense                                                      24,817         49,754
     Decline in value of investments                                          445,941              -
     Beneficial conversion feature on convertible debentures                1,057,479              -
     Loss on settlement of debt                                               223,471              -
  Changes in operating assets and liabilities:
     Increase in accounts payable and other liabilities                        17,976         26,868
                                                                        -------------- --------------

       Net Cash Used by Operating Activities                                 (567,964)      (326,521)
                                                                        -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                                                     (4,231)       (10,350)
                                                                        -------------- --------------

       Net Cash Used by Investing Activities                                   (4,231)       (10,350)
                                                                        -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Decrease in bank overdraft                                                   (9,211)          (411)
  Proceeds from notes payable - related party                                       -        254,701
  Proceeds from notes payable                                                 101,800         80,000
  Payments on notes payable                                                   (17,000)       (10,807)
  Proceeds from issuance of convertible debentures                            800,000              -
  Issuance of stock for cash                                                        -          3,000
  Increase in stock subscription payable                                            -         11,000
                                                                        -------------- --------------

       Net Cash Provided by Financing Activities                              875,589        337,483
                                                                        -------------- --------------

NET INCREASE IN CASH                                                          303,394            612

CASH AT BEGINNING OF PERIOD                                                    33,000         33,557
                                                                        -------------- --------------

CASH AT END OF PERIOD                                                   $     336,394  $      34,169
                                                                        ============== ==============

CASH PAID DURING THE PERIOD FOR:

  Interest                                                              $      22,166  $      38,168
  Income taxes                                                          $           -  $           -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for services                                 $     250,000  $     505,000
  Issuance of preferred stock for services                              $      49,994  $           -
  Issuance of preferred stock for debt extinguishment                   $     171,550  $           -
  Issuance of preferred stock for debt extinguishments - related party  $     492,662  $           -
  Acquisition of assets with note payable                               $           -  $     160,155


    The accompanying notes are an integral part of these financial statements.

                                       F-6

                       UNICO, INCORPORATED
                Notes to the Financial Statements
              August 31, 2004 and February 29, 2004

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 29, 2004 Annual Report on Form 10-KSB. Operating results for the six months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005.

NOTE 2 - INVESTMENTS

The Company currently has investments in three entities. The first is an investment in a wholly-owned, unconsolidated subsidiary, Deer Trail Mining Company, LLC (Deer Trail). The Company contributed assets for its ownership of Deer Trail on July 12, 2004. Deer Trail is in the mining business. The second is an investment in a wholly-owned unconsolidated entity, Bromide Basin Mining Company, LLC (Bromide). The Company contributed assets for its ownership interest in Bromide on July 12, 2004. Bromide is in the mining business. The third is Silver Bell Mining, Inc. (Silver Bell). The Company acquired its interest in Silver Bell in December, 2000. During the summer of 2004, limited geological exploration work was conducted at the Silver Bell Mine.

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

                       UNICO, INCORPORATED
                Notes to the Financial Statements
              August 31, 2004 and February 29, 2004

NOTE 2 - INVESTMENTS (Continued)

No single standard for determining "fair value. . .in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

     1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
     2. Total revenues for the preceding twelve months ("R").
     3. Earnings before interest, taxes and depreciation ("EBITD")
     4. Estimate of likely sale price of investment ("ESP")
     5. Net assets of investment defined as the fair value of assets in excess of investment liabilities ("NA")
     6. Likelihood of investment generating positive returns (going concern).


     The estimated value of each investment shall be determined as follows:

     . Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.
     . Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
     . Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

                       UNICO, INCORPORATED
                Notes to the Financial Statements
              August 31, 2004 and February 29, 2004

NOTE 2 - INVESTMENTS (Continued)

The Board then moved to apply these guidelines to the Company's investments as of August 31, 2004. Mr. Lopez presented the following analysis:

Silver Bell -              NA -         $    0.00
                           R -          $    0.00
                           Earnings -   $    0.00
                           AI -         $ 309,150

Based on the above guidelines, the value of the Silver Bell investment as of August 31, 2004 could be approximately $309,150, which equals AI. However, since there has been limited exploration activity at Silver Bell during recent years, and has experienced operating losses from those activities, the Board has determined to reserve 100% of the actual investment, bringing the carrying the value of the investment to $0 since the realizability is uncertain.

Bromide Basin -           NA -          $  (8,622)
                          R -           $    0.00
                          Earnings -    $  (6,687)
                          AI -          $  (1,935)

Based on the above guidelines, the Bromide Basin investment as of August 31, 2004 has no recorded value. The Board has determined that there has been no change in the value of this investment.

Deer Trail Mining -       NA -          $   (33,976)
                          R -           $     3,500
                          Earnings -    $(1,210,655)
                          AI -          $   447,876

Based on the above guidelines, the more conservative value of the Deer Trail Mining investment as of August 31, 2004 should be $0. The Board has determined that the value of this investment has been materially impacted given the continued losses being incurred for the Deer Trail Mining exploration activities along with the deficit in net assets.

The Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses
from its inception through August 31, 2004.   It has not established any
revenues with which to cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

                       UNICO, INCORPORATED
                Notes to the Financial Statements
              August 31, 2004 and February 29, 2004

NOTE 3 - GOING CONCERN (Continued)

     .   Begin the 2nd phase of exploratory drilling at the Deer Trail Mine;
     .   Continue to upgrade the existing mill at the Deer Trail Mine;
     . Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;
     . Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;
     . Continue to screen, crush and process the ore dumps on the upper Deer Trail Mine;
     . Exercise the purchase option or modify the Bromide Basin Mine lease prior to April 1, 2005;
     . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
     .   Increase milling activities at the Deer Trail Mine;
     .   Increase the number of employees from nine to approximately 25;
     . Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
     . Commence an exploration and resource definition program at the Silver Bell Mine in Spring/Summer, 2005;
     . Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;
     . Exercise an option to purchase the Deer Trail Mine for $3,000,000 on or before August 31, 2005;
     . Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with Unico's status as a business development company; and
     . Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.

     Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's current cash will sustain operations for approximately 90 days.

    Management believes the Company's current cash as of August 31, 2004, will sustain operations for approximately three additional months. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing. In the interim, management is committed to meeting the minimum operating needs of the Company.

                       UNICO, INCORPORATED
                Notes to the Financial Statements
              August 31, 2004 and February 29, 2004

NOTE 4 -  MATERIAL EVENTS

On June 28, 2004, the Company formed two wholly owned subsidiaries. These two subsidiaries will be known as Deer Trail Mining Company, LLC and Bromide Basin Mining Company, LLC. Both subsidiaries are Nevada companies.

On June 24, 2004, the Company issued 826,033 shares of common stock for the settlement of debt of $33,000 plus accrued interest. The per share price was eighty percent of the closing price on the date of conversion. The company recorded a loss on the settlement of debt of $9,582.

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

On July 12, 2004, the Company filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to
Section 54 of the Investment Company Act of 1940. Prior to filing the N-54A Notification, the Company formed two new wholly-owned subsidiaries in late June 2004. The Company 's Deer Trail Mine operations will now be conducted through the Company's wholly-owned subsidiary, Deer Trail Mining Company, LLC, a Nevada limited liability company. The Company's Bromide Basin Mine operations will now be conducted through the Company's wholly-owned subsidiary, Bromide Basin Mining Company, LLC, a Nevada limited liability company. The Company also owns Silver Bell Mining Company, Inc. Because the Company is no longer engaged in the mining business and is now an investment company, the Company has been taken out of the Exploration Stage.

On July 30, 2004 the Company issued 7,638,889 shares of common stock for the settlement of $588,328 in debt. The Company recorded a loss on the extinguishment of debt of $213,889.

During the period from July 27, 2004 through August 31, 2004, the Company issued 39,000,000 shares of common stock for the conversion of $195,000 of convertible debentures.

                       UNICO, INCORPORATED
                Notes to the Financial Statements
              August 31, 2004 and February 29, 2004

NOTE 4 -  MATERIAL EVENTS (Continued)

During the quarter ended August 31, 2004, the Company issued $575,000 of convertible debentures. The debentures are convertible immediately at 50% of the closing market price of the Company's common stock on the date of conversion. The debentures bear interest at 10%per annum. There was a beneficial conversion feature of $575,000 associated with these debentures, which has been recognized as part of interest expense for the period.

During the quarter ended August 31, 2004, the Company converted $854,918 of related party debt into convertible debentures. These debentures are convertible at 80% the closing price of the Company's common stock on the date of the conversion. The debentures bear interest at 10% per annum. There was a beneficial conversion feature of $213,729 associated with these debentures, which has been recognized as part of interest expense for the period.


NOTE 5 - OUTSTANDING STOCK OPTIONS AND WARRANTS

A summary of the Company's outstanding stock options as of February 29, 2004 and August 31, 2004, including all changes during the current quarter, is presented below:

                                                              Weighted
                                                              Average
                                                   Shares     Exercise Price
                                               -------------- --------------
 Options outstanding at February 29, 2003:

    Options issued in fiscal 2004                  3,415,000  $     0.10
                                               -------------- --------------

 Total options outstanding, February 29, 2004      3,415,000  $     0.10
                                               ============== ==============


 Summary of activity for the six months ended August 31, 2004:

    Balance at February 29, 2004                   3,415,000  $     0.10
    Granted                                                -           -
    Canceled                                               -           -
    Exercised                                              -           -
    Expired                                                -           -
                                               -------------- --------------

 Outstanding, August 31, 2004                      3,415,000  $     0.10
                                               ============== ==============

 Exercisable, August 31, 2004                      3,415,000  $     0.10
                                               ============== ==============

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to August 31, 2004, the Company received $1,175,000 of funds for which three convertible debentures were issued. The debentures bear interest at 8% per annum, are due six months from the date of issuance and are convertible at 50% of the closing market price on the date of conversion. The Company will recognize a beneficial conversion feature of $1,175,000 associated with these debentures. $972,500 of those debentures were subsequently converted to 194,500,000 shares of common stock at $0.005 per share.

                       UNICO, INCORPORATED
                Notes to the Financial Statements
              August 31, 2004 and February 29, 2004


NOTE 6 - SUBSEQUENT EVENTS (Continued)

 On September 7, 2004, Ray C. Brown resigned as Chief Executive Officer. Mark Lopez was appointed as the new Chief Executive Officer. Mr. Brown will continue to serve as chairman of the board and a director.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General Information Regarding Unico and its Operations.

     Unico was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

     The mining operations at the Deer Trail Mine have been conducted through Unico's subsidiary, Deer Trail Mining Company, LLC ("DTMC") since soon after DTMC was formed in late June, 2004. The mining operations at the Bromide Basin Mines have been conducted through Unico's subsidiary, Bromide Basin Mining Company, LLC ("BBMC") since soon after BBMC was formed in late June, 2004. Future mining operations at the Silver Bell Mine will be conducted through Unico's subsidiary, Silver Bell Mining Company, Inc. ("SBMC").

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

     Effective December 1, 2001, a second lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It replaced the first lease. The second lease term expired at the end of May 2004. It required Unico to make monthly lease payments and pay a 3% net smelter return on ore removed from the Deer Trail Mine.

     Effective May 31, 2004, the parties entered into a Modification of Mining Lease and Option to Purchase (the "Lease Modification"). Under the Lease Modification, the parties agreed to extend the lease term until August 31, 2005. The Lease Modification contains the following additional terms: (a) Unico will pay all past due royalties, taxes, assessments and all other amounts presently owed under the Deer Trail Lease (approximately $204,000) on or before September 1,

2004; (b) Unico will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and (c) Unico will continue to make the payments required under the Deer Trail Lease during the extended lease term. Unico has made the payments required under the Lease Modification through the date of this report. Unico's ability to exercise the option by paying $3,000,000 on or before August 31, 2005 is dependent on Unico raising substantial equity capital and/or securing substantial financing before then. No assurance can be given that Unico will be successful in its efforts to raise the necessary funds and/or secure the necessary financing. If Unico fails in this regard, Unico will likely lose any rights it has to the Deer Trail Mine property.

     Unico acquired the necessary permits to commence mining activities, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. Unico has filed to obtain a construction permit with the State of Utah Department of Environmental Quality (both the Utah Division of Air Quality and the Utah Division of Water Quality) for the Deer Trail Mine tailings impoundment pond no. 2. Unico is in the process of seeking a permit from the State of Utah Division of Oil, Gas and Mining for large scale mining operations. The Company has submitted its permitting application response to the State of Utah, Department of Natural Resources, Division of Oil, Gas and Mining for its Large Scale Mining Plan at the Deer Trail Mine and has submitted a revised copy of the Deer Trail Mine Reclamation Plan incorporating all changes requested by the Department of Oil, Gas and Mining on September 24, 2004. Unico has confirmed that it is in the final review stage.

     Unico worked for more than two years to reopen the Deer Trail Mine.
Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine. To date, the mining activities have been fairly limited. Unico presently has seven full time employees, two part time employees, two full time consultants, and three part time consultants whose services are used on an as needed basis. There have been between 2 and 5 miners at various times working full time in the Deer Trail Mine both on mine development work and production work until approximately October 2003. Their efforts were concentrated in the 3400 Area of the mine, from which they removed approximately 1,000 tons of ore per month. The ore has been stock-piled and some of it has been crushed. Some of the employees have worked on mine maintenance.

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

     The concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport concentrates to smelters or other places designated by purchasers. The Pennolies Smelter in Torreon, Mexico has agreed to purchase concentrates from Unico.

     The Company completed its first phase of drilling at the Upper Deer Trail Mine in September 2004. Work was conducted by Lang Exploratory Drilling, an independent contractor, whereby 3,653 feet of reverse circulation drilling was completed in 28 drill holes on site. 741 samples were taken from the drill program which were safegaurded by Lang and shipped to ALS Chemex, an independent lab, for certification and analysis.

     In October 2004, Unico acquired a new metallurgical lab testing facility, including two fully operational lab buildings located at the Deer Trail Mine site. This facility is currently being used to conduct ongoing metallurgical testing, assaying and analysis.

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

     In 2003, the Company continued exploration work in the Bromide Mine and re-confirmed the existence of a high-grade gold structure. 2.9 ounces of gold was recovered from a 400 pound sample of material extracted by crude methods from the high-grade area in the Bromide Mine. Previous soil survey work revealed many prospective areas for the discovery of more gold occurrences in the basin, but most importantly, re-confirmed the strike of the Bromide, Crescent Creek and Kimble and Turner mineralized structures.

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

     Unico shipped approximately 400 tons of Bromide material to the Deer Trail mill; 235 tons coming from Hanksville, Utah and 160 tons from Fredonia, Arizona, formerly a processing site for Bromide-ore.

     In 2004, work began in Spring at the Bromide Basin Mines with additional geological sampling and mapping. Throughout the season, the Company conducted general mine maintenance and continued working on additional infrastructure. Unico has also commenced reclamation activities at specific sites in the Bromide Basin area to satisfy its obligations required by the Bureau of Land Management.

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

     Unico conducted some limited geological exploration work at the Silver Bell Mine during Summer, 2004. These activities included mapping, surveying and sampling. Unico plans to commence an exploration and resource definition program at the Silver Bell Mine during Spring/Summer, 2005. Unico may also seek a joint venture mining partner to jointly develop the Silver Bell Mine. Unico anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.


Election to Become a Business Development Company.

     On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to
Section 54 of the Investment Company Act of 1940. Prior to filing the N-54A Notification, Unico formed two new wholly-owned subsidiaries in late June 2004. Unico's Deer Trail Mine operations are now being conducted through Unico's wholly-owned subsidiary, Deer Trail Mining Company, LLC, a Nevada limited liability company. Unico's Bromide Basin Mine operations are now being conducted through Unico's wholly-owned subsidiary, Bromide Basin Mining
Company, LLC, a Nevada limited liability company.   Unico also owns Silver
Bell Mining Company, Inc.

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

Plan of Operation.

     During the next 12 months, our plan of operation consists of the following:

     .   Begin the 2nd phase of exploratory drilling at the Deer Trail Mine;
     .   Continue to upgrade the existing mill at the Deer Trail Mine;
     . Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;
     . Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;
     . Continue to screen, crush and process the ore dumps on the upper Deer Trail Mine;
     . Exercise the purchase option or modify the Bromide Basin Mine lease prior to April 1, 2005;
     . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
     .   Increase milling activities at the Deer Trail Mine;
     .   Increase the number of employees from nine to approximately 25;
     . Explore the possibility of obtaining a joint-venture partner to more fully develop Unico's mining operations;
     . Commence an exploration and resource definition program at the Silver Bell Mine in Spring/Summer, 2005;
     . Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;
     . Exercise an option to purchase the Deer Trail Mine for $3,000,000 on or before August 31, 2005;
     . Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with Unico's status as a business development company; and
     . Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.

     Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's current cash will sustain operations for approximately 90 days.

Results of Operations.

     During the three months ended August 31, 2004, Unico experienced a net loss in the amount of $1,714,481 or approximately ($0.02) per share. This net loss was $1,193,706 larger than the net loss of $520,775, or approximately ($0.01) per share, for the three months ended August 31, 2003. For the six months ended August 31, 2004, Unico incurred a net loss of $2,637,642, or approximately ($0.03) per share. This net loss was $1,704,943 larger than the net loss of $932,699, or approximately $0.01 per share, incurred by Unico for the six months ended August 31, 2003.

     For the three months ended August 31, 2004, Unico reported revenues of $0 which is $15,540 less than the revenues of $15,450 reported for the three months ended August 31, 2003. For the six months ended August 31, 2004, Unico reported revenues of $0 which is $15,450 less than the revenues of $15,450 reported for the six months ended August 31, 2003. The $15,450 of revenues earned in the three and six months ended August 31, 2003 was generated from the sale of concentrates to a smelter in Mexico. Costs of goods sold for the three and six month periods ended August 31, 2003 were both $12,180.

     Unico attributes the $1,193,706 increase in net loss for the three month period ended August 31, 2004 primarily to an $804,041 increase in interest expense, a $445,941 decline in value of investments and a $223,471 expense in settlement of debt, partially offset by a $257,124 decrease in general and administrative expense. Unico attributes the $1,704,943 increase in net loss for the six month period ended August 31, 2004 primarily to a $1,091,316 increase in interest expense, a $445,941 decline in value of investments and an $223,471 expense in settlement of debt.

     The substantial increase in interest expenses for the three and six month periods ended August 31, 2004 is largely attributed to the issuance of certain debentures by Unico which contain features which allow the holders the right to convert the debentures to shares of Unico's common stock at prices less than fair market value. The discounted conversion rate is treated as an interest expense. The debentures acquired by Ray C. Brown, Mark A. Lopez and
C. Wayne Hartle allow them to convert amounts owing under the debentures to shares of restricted Unico common stock at prices 20% less than fair market value. Other parties who are not officers or directors acquired debentures with conversion features that allow them to convert amounts owing under the debentures to shares of Unico common stock at prices 50% less than fair market value.

Liquidity and Capital Resources.

     Unico's stockholders' deficit decreased $390,842 in the six months ended August 31, 2004, from a deficit of ($2,238,641) as of February 29, 2004 to a deficit of ($1,847,799) as of August 31, 2004. Cash and cash equivalents increased $303,394 to $336,394 at August 31, 2004 from $33,000 at February 29, 2004. Net cash used in operating activities of $567,964 for the six months ended August 31, 2004 reflects a net loss of $2,637,642 partially offset by non-cash expenses of $250,000 for common stock issued for services, $1,057,479 for beneficial conversion feature on convertible debentures, a $445,941 decline in value of investments, $17,976 increase in accounts payable and other liabilities, $49,994 for preferred stock issued for services, $24,217 or depreciation expense, and $223,471 for loss on settlement of debt. During the six months ended August 31, 2004, approximately $664,212 of debt was converted to 9,300,000 shares of Unico's Series A preferred stock at a conversion price of $0.0714206 per share. Ray
C. Brown received 6,549,043 shares for converting $467,737 of debt. C. Wayne Hartle received 348,989 shares for converting $24,925 of debt. Mark Lopez received 2,401,968 shares for converting $171,550 of debt. During the same six month period, Unico received $800,000 cash from issuing convertible debentures which are convertible to shares of Unico common stock at fifty percent (50%) of the closing price on the date of conversion, and $101,800 from notes payable from Mark Lopez.

     Unico's major cash needs include raising additional funds to exercise Unico's option to purchase the Deer Trail Mine for $3,000,000 on or before August 31, 2005, to pay for upgrading of the mill structure estimated at approximately $250,000, to pay for the next phase of the drilling program estimated at approximately $250,000 to $1,000,000, to complete the purchase of certain equipment from Kaibab Industries of approximately $117,000, and possibly to exercise the option to purchase the Bromide Basin Mining property for $835,000. Unico must raise substantial additional funds for these purposes.

     Presently our liquid resources are sufficient to support operations for approximately 90 days. We are dependent on raising approximately $5,000,000 to successfully implement our 12 month business plan described above.

     Our auditors have issued a "going concern" opinion in note 3 of our financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $5,000,000 in equity, debt or through other financing transactions in the next 12 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

     We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management and/or others. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing.

Item 3.   Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures.

      Mark A. Lopez who serves as Unico's chief executive officer and as Unico's chief financial officer, after evaluating the effectiveness of Unico's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Unico's disclosure controls and procedures were adequate and effective to ensure that material information relating to Unico and its subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     No legal proceedings involving Unico as a defendant were commenced during the three month period ended August 31, 2004. No material developments occurred in any legal proceedings involving Unico as a defendant during the same period.

Item 2. Changes in Securities.

     During the three month period ended August 31, 2004, Unico issued a total of 39,000,000 shares pursuant to its offering statement under Regulation E for the conversion of convertible debentures. The shares were issued at a conversion price of $0.005 per share. In addition, during the same time period, Unico also issued the following shares of Unico's common stock which were not registered under the Securities Act of 1933.


                              No. of
Date     Recipient            Shares       Consideration       Valuation
-------- -------------------- ------------ ------------------- -----------
6/25/04  Eben Loewenthal          826,033  Conversion of Debt  $ 38,328
7/30/04  J. Bruce Hirschberg    2,777,778  Conversion of Debt  $200,000
7/30/04  J. Bruce Hirschberg    4,861,111  Conversion of Debt  $350,000

     The shares sold pursuant to Unico's offering circular under Regulation E were sold by Unico's officers and directors without the assistance of any broker dealers. Unico relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of Unico's offering circular. The shares sold in reliance on Regulation E are not restricted securities.

     All of the shares described above in the table were sold directly by Unico, and no underwriters were involved in the transactions. Unico relied on section 4(2) of the Securities Act of 1933 in making the sales of securities described in the table below. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning Unico. Each purchaser also had the opportunity to investigate Unico and ask questions of its chief executive officer and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by Unico.

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a vote of Security Holders.

     None.

Item 5. Other Information.

     Between September 1, 2004 and November 23, 2004, Unico issued approximately 194,500,000 shares of Unico's common stock at a conversion price of $0.005 per share pursuant to Unico's offering circular in reliance on Regulation E.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
Number     Description
-------    -----------

10.16 Revised Convertible Debenture No. 1 for $125,000 dated March 16, 2004 issued to Kentan Limited Corp. (replaces previous exhibit
           10.16 filed in Form 10-QSB for the period ended May 31,2004)

10.17 Revised Convertible Debenture No. 2 for $125,000 dated May 26, 2004 issued to Kentan Limited Corp. (replaces previous exhibit 10.17 filed in Form 10-QSB for the period ended May 31,2004)

10.28 Convertible Debenture No. 3 for $50,000 dated July 19, 2004 issued to Kentan Limited Corp.

10.29 Convertible Debenture No. 4 for $250,000 dated August 2, 2004 issued to Kentan Limited Corp.

10.30 Convertible Debenture No. 5 for $1,000,000 dated August 26, 2004 issued to Kentan Limited Corp.

10.31 Convertible Debenture No. 6 for $150,000 dated August 26, 2004 issued to Compass Capital Group, Inc.

10.32 Convertible Debenture No. 7 for $100,000 dated August 26, 2004 issued to Compass Capital Group, LLC.

10.33 Convertible Debenture No. 105 for $25,000 dated June 30, 2004 issued to Javelin Holdings, Inc.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) No Current Reports on Form 8-K were filed by Unico during the quarter ended August 31, 2004. However, a Form 8-K report was filed on September 13, 2004 to report the resignation of Ray C. Brown as Chief Executive Officer of Unico and as a Co-Manager of Deer Trail Mining Company, LLC and Bromide Basin Mining Company, LLC effective September 7, 2004, and the appointment of Mark A. Lopez to those same positions, also effective September 7, 2004.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNICO, INCORPORATED
                                  (Registrant)

                                    /s/ Mark A. Lopez
Date: November 24, 2004         By:__________________________________________
                                   Mark A. Lopez, Chief Executive Officer and
                                   Principal Financial and Accounting Officer