Form 10QSB
period 2004-11-30
UNICO INC /AZ/
filed 2005-02-24
CIK 1110737

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

             For the quarterly period ended 11/30/04
                 Commission file number 000-30239

                       UNICO, INCORPORATED
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)


                Arizona                              86-0205130
    _________________________________   ____________________________________
      (State or other jurisdiction      (IRS Employer Identification Number)
    of incorporation or organization)

               8880 Rio San Diego Drive, 8th Floor
                   San Diego, California  92108
             ________________________________________
             (Address of principal executive offices)

                          (619) 209-6124
         ________________________________________________
         (Issuer's telephone number, including area code)

           ____________________________________________
          (Former Name, Former Address and Former Year,
                  if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [_]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of February 23, 2005, the issuer had outstanding 484,427,896 shares of its common stock, $0.10 par value per share and 10,000,000 shares of its Series A Preferred Stock, $0.001 par value per share. Series A Preferred Stock is convertible to common stock on a one for one share basis.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited balance sheet of Unico, Incorporated, an Arizona corporation, as of November 30, 2004, the unaudited schedule of investments of Unico, Incorporated as of November 30, 2004, the unaudited related statements of operations for the three and nine month periods ended November 30, 2004 and 2003, the unaudited related statements of stockholders' equity for the period from February 29, 2004 through November 30, 2004, the unaudited related statements of cash flows for the nine month periods ended November 30, 2004 and 2003 and the notes to the financial statements are attached hereto as Appendix "A" and incorporated herein by reference.

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

                       UNICO, INCORPORATED

                       FINANCIAL STATEMENTS

                        November 30, 2004

                       UNICO, INCORPORATED
                          Balance Sheet

                              ASSETS
                                                            November 30,
                                                               2004
                                                           ------------
                                                            (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                                $   286,629
  Certificate of deposit                                         5,358
  Prepaid expenses                                               3,055
                                                           ------------

    Total Current Assets                                       295,042
                                                           ------------
OTHER ASSETS

  Investments in unconsolidated subsidiaries
   (see Schedule of Investments)                               240,000
  Refundable deposit                                             4,810
                                                           ------------

    Total Other Assets                                         244,810
                                                           ------------

      TOTAL ASSETS                                         $   539,852
                                                           ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable                                         $    49,432
  Accrued interest - related parties                            29,498
  Accrued interest and other expenses                          312,313
  Debentures payable - related parties                         576,276
  Debentures payable                                         1,218,142
  Contingent liabilities                                       286,000
                                                           ------------

    Total Current Liabilities                                2,471,661
                                                           ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

  Preferred stock, 20,000,000 shares authorized at $0.001
   par value; 10,000,000 shares issued and outstanding          10,000
  Common stock, 500,000,000 shares authorized at $0.10
   par value; 394,427,896 shares issued and outstanding     39,442,790
  Additional paid-in capital (deficit)                     (23,422,072)
  Accumulated deficit                                      (17,962,527)
                                                           ------------

    Total Stockholders' Deficit                             (1,931,809)
                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $   539,852
                                                           ============

The accompanying notes are an integral part of these financial statements.

                       UNICO, INCORPORATED
                     Schedule of Investments
                           (Unaudited)

                        November 30, 2004
                        ------------------

                  Description   Percent                  Fair
   Company        of Business  Ownership      Cost       Value    Affiliation
----------------  ------------ ---------  ------------- --------- -----------
Silver Bell
Mining            Mining       100%       $    309,150  $       -    Yes

Bromide Basin     Mining       100%             15,675          -    Yes

Deer Trail        Mining       100%          1,953,089    240,000    Yes
                                          ------------- ---------

                                          $  2,277,914  $ 240,000
                                          ============= =========

See Note 2 for fair value determination methods.








The accompanying notes are an integral part of these financial statements.

                       UNICO, INCORPORATED
                     Statements of Operations
                           (Unaudited)

                       For the Nine Months Ended   For the Three Months Ended
                               November 30,                November 30,
                       --------------------------- ---------------------------
                           2004         2003           2004         2003
                       ------------- ------------- ------------- -------------

REVENUES               $          -  $          -  $          -  $          -

EXPENSES

 General and
 administrative             774,779     1,331,897       199,982       802,862
                       ------------- ------------- ------------- -------------

  Total Expenses            774,779     1,331,897       199,982       802,862
                       ------------- ------------- ------------- -------------

  Loss from Operations     (774,779)   (1,331,897)     (199,982)     (802,862)
                       ------------- ------------- ------------- -------------
OTHER INCOME (EXPENSES)

 Interest expense
   and beneficial
   conversion costs      (2,890,236)     (139,996)   (1,708,115)      (49,190)
 Loss attributed to
   subsidiaries no
   longer consolidated     (218,282)     (415,841)       (6,970)     (102,983)
 Decline in value of
   investments           (1,718,779)            -    (1,522,838)            -
 Gain (loss) on
   settlement of debt      (215,074)            -         8,397             -
                       ------------- ------------- ------------- -------------
  Total Other
   Income (Expenses)     (5,042,371)     (555,837)   (3,229,526)     (152,173)
                       ------------- ------------- ------------- -------------
NET LOSS BEFORE
 INCOME TAXES            (5,817,150)   (1,887,734)   (3,429,508)     (955,035)

INCOME TAX EXPENSE                -             -             -             -
                       ------------- ------------- ------------- -------------

NET LOSS               $ (5,817,150) $ (1,887,734) $ (3,429,508) $   (955,035)
                       ============= ============= ============= =============

NET LOSS PER SHARE     $      (0.03) $      (0.02) $      (0.01) $      (0.01)
                       ============= ============= ============= =============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING  158,277,871    79,497,356   280,861,962    85,147,205
                       ============= ============= ============= =============





The accompanying notes are an integral part of these financial statements.


                               UNICO, INCORPORATED
                       Statements of Stockholders' Deficit

                                                                              Additional
                                 Preferred Stock         Common Stock         Paid-in
                             ---------------------- ------------------------- Capital      Accumulated
                               Shares      Amount      Shares      Amount     (Deficit)    Deficit
                             ------------ --------- ------------ ------------ ------------ -------------
Balance, February 29, 2004             -  $      -   90,962,974  $ 9,096,299  $   810,437  $(12,145,377)

March 16, 2004 common stock
 issued for services at
 $0.10 per share (unaudited)           -         -    1,500,000      150,000            -             -

April 12, 2004 common stock
 issued for services at
 $0.10 per share (unaudited)           -         -    1,000,000      100,000            -             -

May 21, 2004 preferred stock
 issued for related party
 debt extinguishments at
 $0.071 per share (unaudited)  6,898,032     6,898            -            -      485,764             -

May 21, 2004, preferred
 stock issued for debt
 extinguishment at $0.071
 per share (unaudited)         2,401,968     2,402            -            -      169,148             -

May 21, 2004, preferred
 stock issued for services
 performed at $0.071 per
 share (unaudited)               700,000       700            -            -       49,294             -

July 24, 2004, common
 stock issued for
 extinguishments of
 debts at $0.058 per
 share (unaudited)                     -         -      826,033       82,603      (34,693)            -

July 30, 2004, common
 stock issued for
 extinguishment of debts
 at $0.10 per share
 (unaudited)                           -         -    7,638,889      763,889            -             -

August 2004, common
 stock issued for
 conversion of debentures
 at $0.005 per share
 (unaudited)                           -         -   39,000,000    3,900,000   (3,705,000)            -

Beneficial conversion
 costs associated
 with convertible
 debenures                             -         -            -            -    2,732,478             -

September 2004, Common
 stock issued for
 conversion of debentures
 at $0.0152 per share
 (unaudited)                           -         -   15,000,000    1,500,000   (1,272,000)            -

September to November
 2004, common stock
 issued for conversion
 of debentures at
 $0.005 per share
 (unaudited)                           -         -  238,500,000   23,850,000  (22,657,500)            -

Net loss for the Nine
 months ended November 30,
 2004 (unaudited)                      -         -            -            -             -   (5,817,150)
                             ------------ --------- ------------ ------------ ------------ -------------
Balance,  November 30, 2004
 (unaudited)                  10,000,000  $ 10,000  394,427,896  $39,442,790 $(23,442,072) $(17,962,527)
                             ============ ========= ============ =========== ============= =============


   The accompanying notes are an integral part of these financial statements.

                                      - 7 -

                               UNICO, INCORPORATED
                             Statement of Cash Flows
                                   (Unaudited)

                                                                  For the Nine Months Ended
                                                                          November 30,
                                                                  ---------------------------
                                                                      2004           2003
                                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                        $ (5,817,150) $ (1,887,734)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
     Common stock issued for services                                  250,000     1,265,000
     Preferred stock issued for services                                49,994             -
     Warrants issued below market value                                      -        24,556
     Depreciation expense                                               24,817        72,726
     Decline in value of investments                                 1,718,779             -
     Beneficial conversion feature on convertible debentures         2,732,479             -
     Loss on settlement of debt                                        223,471             -
  Changes in operating assets and liabilities:
     Increase in prepaid expenses and refundable deposits               (7,365)            -
     Increase in accounts payable and other liabilities                 68,435        32,589
                                                                  ------------- -------------

       Net Cash Used by Operating Activities                          (756,540)     (492,863)
                                                                  ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Investments in subsidiary companies                               (1,516,189)            -
  Purchase of fixed assets                                              (4,231)      (10,300)
                                                                  ------------- -------------

       Net Cash Used by Investing Activities                        (1,520,420)      (10,350)
                                                                  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in bank overdraft                                 (9,211)       20,829
  Proceeds from notes payable - related party                                -       263,476
  Proceeds from notes payable                                          101,800       183,447
  Payments on notes payable and debentures                             (37,000)      (22,014)
  Proceeds from issuance of convertible debentures                   2,475,000             -
  Issuance of stock for cash                                                 -        57,560
                                                                  ------------- -------------

       Net Cash Provided by Financing Activities                     2,530,589       503,238
                                                                  ------------- -------------

NET INCREASE IN CASH                                                   253,629            25

CASH AT BEGINNING OF PERIOD                                             33,000        33,557
                                                                  ------------- -------------

CASH AT END OF PERIOD                                             $    286,629  $     34,582
                                                                  ============= =============
CASH PAID DURING THE PERIOD FOR:

  Interest                                                        $     22,166  $     38,168
  Income taxes                                                    $          -  $          -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Issuance of common stock for services                           $    250,000  $  1,265,000
  Issuance of preferred stock for services                        $     49,994  $          -
  Issuance of preferred stock for debt extinguishment             $    171,550  $          -
  Issuance of preferred stock for debt extinguishments
    - related party                                               $    492,662  $          -
  Acquisition of assets with note payable                         $          -  $    160,155
  Issuance of stock for fixed assets                              $          -  $     20,000



   The accompanying notes are an integral part of these financial statements.



                       UNICO, INCORPORATED
                Notes to the Financial Statements
                        November 30, 2004

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 29, 2004 Annual Report on Form 10-KSB. Operating results for the Nine months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005.

NOTE 2 - INVESTMENTS

The Company currently has investments in three entities. The first is an investment in a wholly-owned, unconsolidated subsidiary, Deer Trail Mining Company, LLC (Deer Trail). The Company contributed assets for its ownership of Deer Trail on July 12, 2004. Deer Trail is in the mining business. The second is an investment in a wholly-owned unconsolidated entity, Bromide Basin Mining Company, LLC (Bromide). The Company contributed assets for its ownership interest in Bromide on July 12, 2004. Bromide is in the mining business. The third is Silver Bell Mining, Inc. (Silver Bell). The Company acquired its interest in Silver Bell in December, 2000. During the summer of 2004, Silver Bell conducted some limited geological exploration work.

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

                       UNICO, INCORPORATED
                Notes to the Financial Statements
                        November 30, 2004

NOTE 2 - INVESTMENTS (Continued)

No single standard for determining "fair value. . .in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors considers in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

   1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
   2. Total revenues for the preceding twelve months ("R").
   3. Earnings before interest, taxes and depreciation ("EBITD")
   4. Estimate of likely sale price of investment ("ESP")
   5. Net assets of investment defined as the fair value of assets in excess of investment liabilities ("NA").
   6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

   . Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.
   . Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.
   . Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment's ability to continue as a going concern.

                       UNICO, INCORPORATED
                Notes to the Financial Statements
                        November 30, 2004


NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses
from its inception through November 30, 2004.   It has not established any
revenues with which to cover its operating costs and to allow it to continue as a going concern. During the next twelve months, the Company's plan of operation consists of the following:

      .  Begin the 2nd phase of exploratory drilling at the Deer Trail Mine;
      .  Continue to upgrade the existing mill at the Deer Trail Mine;
      . Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;
      . Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;
      . Continue to screen, crush and process the ore dumps on the upper Deer Trail Mine;
      . Exercise the purchase option or modify the Bromide Basin Mine lease prior to April 1, 2005;
      . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
      .  Increase milling activities at the Deer Trail Mine;
      .  Increase the number of employees from nine to approximately 25;
      . Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;
      . Commence an exploration and resource definition program at the Silver Bell Mine in Spring/Summer, 2005;
      . Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;
      . Exercise an option to purchase the Deer Trail Mine for $3,000,000 on or before August 31, 2005;
      . Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with Unico's status as a business development company; and
      . Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.

Management believes the Company's current cash as of November 30, 2004, will sustain operations for approximately ninety days. In the event income from mining operations is delayed or is insufficient to cover operating expenses, the Company will need to seek additional funds from equity or debt financing, for which the Company has no current commitments. In the interim, management is committed to meeting the minimum operating needs of the Company.

                       UNICO, INCORPORATED
                Notes to the Financial Statements
                        November 30, 2004

NOTE 4 -  MATERIAL EVENTS

During the quarter ended November 30, 2004, the Company issued $1,675,000 of convertible debentures. The debentures are convertible immediately at 50% of the closing market price of the Company's common stock on the date of conversion. The debentures bear interest at 10% per annum. During the quarter ended November 30, 2004, the Company converted $1,420,500 in debentures into common stock at prices ranging from $0.005 per share to $0.0152 per share, resulting in the issuance of 253,500,000 shares. Since the stock was issued at prices below par value, the resulting difference has been recorded as a reduction in additional paid in capital.

NOTE 5 - LOSS FROM SUBSIDIARIES NO LONGER CONSOLIDATED

On July 12, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. GAAP for investment companies does not provide for the consolidation of portfolio companies, regardless of degree of control. As a result, the accompanying financial statements only reflect the operations of the unconsolidated parent company, exclusive of all subsidiary or portfolio operations subsequent to July 12, 2004. For comparative purposes, the consolidated results of operations for prior periods have been restated to show the results of the portfolio company operations separate from those of the parent company. These results have been aggregated in Loss from Subsidiaries No Longer Consolidated. Detailed operational information from these portfolio companies for all periods presented are as follows:

                        For the Nine Months Ended  For the Three Months Ended
                               November 30,               November 30,
                       --------------------------- ---------------------------
                            2004          2003          2004         2003
                       ------------- ------------- ------------- -------------
REVENUES               $          -  $     15,450  $          -  $          -

COST OF GOODS SOLD                -       (12,180)            -             -
                       ------------- ------------- ------------- -------------

GROSS PROFIT                      -         3,270             -             -

EXPENSES
  General and
    administrative          193,465       346,385         6,970        80,011
  Depreciation               24,817        72,726             -        22,972
                       ------------- ------------- ------------- -------------

TOTAL EXPENSES              218,282       419,111         6,970       102,983
                       ------------- ------------- ------------- -------------
NET LOSS FROM
 SUBSIDIARIES NO
 LONGER CONSOLIDATED   $   (218,282) $   (415,841) $     (6,970) $   (102,983)
                       ============= ============= ============= =============

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to November 30, 2004, the Company issued a $250,000 convertible debenture. The debenture bears interest at 10% per annum and is convertible immediately at 50% of the closing market price on the date of conversion.

Subsequent to November 30, 2004, the Company converted an additional $450,000 in convertible debentures into 90,000,000 shares of common stock.

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

Silver Bell Mine.

      In September and December 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation, in consideration for the issuance of 3,000,000 restricted shares of Unico common stock. Of the 3,000,000 shares of Unico common stock issued in the acquisition, approximately 2,300,000 shares were issued to
W. Dan Proctor. W. Dan Proctor is the President and a director of Silver Bell Mining Company, Incorporated. Mr. Proctor also serves as an employee of Deer Trail Mining Company, LLC as a geologist. He also serves as chief consulting geologist for Unico.

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

Plan of Operation.

      During the next 12 months, our plan of operation consists of the following:

      .  Begin the 2nd phase of exploratory drilling at the Deer Trail Mine;
      .  Continue to upgrade the existing mill at the Deer Trail Mine;
      . Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;
      . Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;
      . Continue to screen, crush and process the ore dumps on the upper Deer Trail Mine;
      . Exercise the purchase option or modify the Bromide Basin Mine lease prior to April 1, 2005;
      . Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;
      .  Increase milling activities at the Deer Trail Mine;
      .  Increase the number of employees from nine to approximately 25;
      . Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;
      . Commence an exploration and resource definition program at the Silver Bell Mine in Spring/Summer, 2005;
      . Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;
      . Exercise an option to purchase the Deer Trail Mine for $3,000,000 on or before August 31, 2005;
      . Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with Unico's status as a business development company; and
      . Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.

      Accomplishing our 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's cash as of November 30, 2004 will sustain operations for approximately 90 days.

Results of Operations.

      During the three months ended November 30, 2004, Unico experienced a net loss in the amount of $3,429,508 or approximately ($0.01) per share. This net loss was $2,474,473 larger than the net loss of $955,035, or approximately ($0.01) per share, for the three months ended November 30, 2003. For the nine months ended November 30, 2004, Unico incurred a net loss of $5,817,150, or approximately ($0.03) per share. This net loss was $3,929,416 larger than the net loss of $1,887,734, or approximately $0.02 per share, incurred by Unico for the nine months ended November 30, 2003.

      For the three months ended November 30, 2004, Unico reported revenues of $0 which is the same as the revenues of $0 reported for the three months ended November 30, 2003. For the nine months ended November 30, 2004, Unico reported revenues of $0 which is the same as the revenues of $0 reported for the nine months ended November 30, 2003.

      Unico attributes the $2,474,473 increase in net loss for the three month period ended November 30, 2004 primarily to a $1,658,925 increase in interest expense and beneficial conversion costs, and a $1,522,838 decline in value of investments, partially offset by a $602,880 decrease in general and administrative expense a $96,013 decrease in loss attributed to subsidiaries no longer consolidated and a $8,397 gain on settlement of debt. Unico attributes the $3,929,416 increase in net loss for the nine month period ended November 30, 2004 primarily to a $2,750,240 increase in interest expense and beneficial conversion costs, a $1,718,779 decline in value of investments and a $215,074 expense in settlement of debt, partially offset by a $557,118 decrease in general and administrative expense and a $197,559 decrease in loss attributed to subsidiaries no longer consolidated.

      The substantial increase in interest expenses for the three and nine month periods ended November 30, 2004 is largely attributed to the issuance of certain debentures by Unico which contain features which allow the holders the right to convert the debentures to shares of Unico's common stock at prices less than fair market value. The discounted conversion rate is treated as an interest expense. The debentures acquired by Ray C. Brown, Mark A. Lopez and
C. Wayne Hartle allow them to convert amounts owing under the debentures to shares of restricted Unico common stock at prices 20% less than fair market value. Other parties who are not officers or directors acquired debentures with conversion features that allow them to convert amounts owing under the debentures to shares of Unico common stock at prices 50% less than fair market value.

Liquidity and Capital Resources.

      Unico's stockholders' deficit decreased $306,832 in the nine months ended November 30, 2004, from a deficit of ($2,238,641) as of February 29, 2004 to a deficit of ($1,931,809) as of November 30, 2004. Cash and cash equivalents increased $253,629 to $286,629 at November 30, 2004 from $33,000 at February 29, 2004. Net cash used in operating activities of $756,540 for the nine months ended November 30, 2004 reflects a net loss of $5,817,150 partially offset by non-cash expenses of $2,732,479 for beneficial conversion feature on convertible debentures, a $1,718,779 decline in value of investments, $250,000 for common stock issued for services, $223,471 for loss on settlement of debt, $68,435 increase in accounts payable and other liabilities, $49,994 for preferred stock issued for services, and $24,817 for depreciation expense. During the nine months ended November 30, 2004, approximately $664,212 of debt was converted to 9,300,000 shares of Unico's Series A preferred stock at a conversion price of $0.0714206 per share. Ray
C. Brown received 6,549,043 shares for converting $467,737 of debt. C. Wayne Hartle received 348,989 shares for converting $24,925 of debt. Mark Lopez received 2,401,968 shares for converting $171,550 of debt. During the same nine month period, Unico received $2,475,000 cash from issuing convertible debentures which are convertible to shares of Unico common stock at fifty percent (50%) of the closing price on the date of conversion, and $101,800 from notes payable from Mark Lopez.

      During the nine month period ended November 30, 2004, Unico issued 277,500,000 shares of common stock for conversion of debentures at $0.005 per share and 15,000,000 shares of common stock for conversion of debentures at $0.0152 per share.

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

      As of November 30, 2004, our liquid resources are sufficient to support operations for approximately 90 days. We are dependent on raising approximately $5,000,000 to successfully implement our 12 month business plan described above.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      No legal proceedings involving Unico as a defendant were commenced during the three month period ended November 30, 2004. No material developments occurred in any legal proceedings involving Unico as a defendant during the same period.

Item 2.  Changes in Securities.

      During the three month period ended November 30, 2004, Unico issued a total of 238,500,000 shares pursuant to its offering statement under Regulation E for the conversion of convertible debentures. The shares were issued at a conversion price of $0.005 per share.

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

      During the three month period ended November 30, 2004, Unico also issued the following shares of Unico's common stock which were not registered under the Securities Act of 1933.

                        No. of
Date     Recipient      Shares     Consideration                    Valuation
------------------------------------------------------------------------------
9/15/04  Mark Lopez    5,000,000  Conversion of Portion of Debenture  $ 76,000
9/27/04  Ray C. Brown 10,000,000  Conversion of Portion of Debenture  $152,000


      All of the shares described above in the table were sold directly by Unico, and no underwriters were involved in the transactions. The shares were issued at a conversion price of $0.0152 per share which was equal to eighty percent (80%) of the closing bid price on the date Unico received the conversion notices. Unico relied on section 4(2) of the Securities Act of 1933 in making the sales of securities described in the table below. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning Unico. Each purchaser also had the opportunity to investigate Unico and ask questions of Unico's executive officers and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by Unico.

Item 3.  Defaults Upon Senior Securities.

      None

Item 4.  Submission of Matters to a vote of Security Holders.

      None.

Item 5.  Other Information.

      Between December 1, 2004 and the filing date of this report (February 24, 2005), Unico issued approximately 90,000,000 shares of Unico's common stock at a conversion price of $0.005 per share pursuant to Unico's offering circular in reliance on Regulation E.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit
     Number    Description

     10.34 Convertible Debenture No. 8 for $100,000 dated September 27, 2004 issued to Kentan Limited Corp.

     10.35 Convertible Debenture No. 9 for $75,000 dated October 7, 2004 issued to Reef Holdings Ltd.

     10.36 Convertible Debenture No. 10 for $250,000 dated October 20, 2004 issued to Reef Holdings Ltd.

     10.37 Convertible Debenture No. 11 for $250,000 dated November 3, 2004 issued to Reef Holdings Ltd.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K. A Form 8-K Current Report was filed on September 13, 2004 to report under Item 5.02 the resignation of Ray C. Brown as Chief Executive Officer of Unico and as a Co-Manager of Deer Trail Mining Company, LLC and Bromide Basin Mining Company, LLC effective September 7, 2004, and the appointment of Mark A. Lopez to those same positions, also effective September 7, 2004. A copy of a related press release was filed under Item 9.01 as Exhibit 99.1.

                            SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNICO, INCORPORATED
                                    (Registrant)

                                        /s/ Mark A. Lopez
Date: February 23, 2005             By:______________________________
                                       Mark A. Lopez, Chief Executive
                                       Officer and Principal Financial
                                       and Accounting Officer