Form 10KSB
period 2005-02-28
UNICO INC /AZ/
filed 2005-06-20
CIK 1110737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended February 28, 2005

Commission File Number: 000-30239

Unico, Incorporated

(Exact Name of Registrant as Specified in Its Charter)

Arizona	86-0205130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108 (Address of principal executive offices)

(619) 209-6124 (Issuers telephone number, including area code)
N/A (former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.10 par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]

No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as May 20, 2005 was $1,946,516, based on the last sale price of $0.004 as reported on the bulletin board.

The Registrant had 498,427,896 shares of common stock, $0.10 par value, outstanding as of May 20, 2005

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES	26
SIGNATURES	27
FINANCIAL STATEMENTS	F1

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all if its communications to shareholders and others, on managements projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from that expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1.

DESCRIPTION OF BUSINESS

Unico, Incorporated (“the Company” or “UNCN”) an Arizona Corporation, is an investment holding company based on the Investment Company Act of 1940. Unico, Incorporated was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979. The names “Unico”, “we”, “our”, and “us” used in this report refer to Unico, Incorporated or to one of its portfolio investment companies.

On July 9, 2004 the Company's Board of Directors elected to have the company be regulated as a business development  company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies".

The Company presently has three portfolio investments: Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc., and Bromide Basin Mining Company, LLC.  Deer Trail Mining and Bromide Basin Mining were originally operations of Unico, Incorporated; however, in June 2004, Unico formed each company as a separate operating entity, wholly-owned by Unico, and transferred all respective operations and assets into these separate operating companies.

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

Investment Strategy

Unico, Incorporated intends to make strategic investments in cash-flow positive companies with perceived growth potential.  The Investment Committee has adopted a charter wherein these two criteria will be weighed against other criteria including strategic fit, investment amount, management ability, etc.  In principle, the Company will prefer to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company, or exert some other management control.

As a business development company, the Company is required to have at least 70% of its assets in “eligible portfolio companies.” An eligible portfolio company includes any issuer that:

• is organized under the laws of, and has its principal business in, the United States;

• generally does not meet the definition of an investment company under the 1940 Act or is excluded from that definition pursuant to Section 3(c) of that Act; and

• satisfies one of the following criteria:

• it does not have any class of securities with respect to which a national securities exchange member, broker, or dealer may extend margin credit pursuant to the rules or regulations adopted by the Federal Reserve Board under Section 7 of the Securities Exchange Act of 1934, as amended (the "Exchange Act");

• it is controlled by a BDC either alone or as part of a group acting together and the BDC exercises a controlling influence over the issuer and has an affiliated person who is director of the issuer; or

• it has total assets of not more than $4 million, and capital and surplus (shareholder equity minus retained earnings) of no less than $2 million.

It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

Deer Trail Mining Company, LLC

On March 30, 1992, Unico, Incorporated entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. The lease was to run for a period of 10 years, and cover 28 patented claims, 5 patented mill sites and 171 unpatented claims located approximately 5 miles South of Marysvale, Utah. It includes mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines. There are no known, proven or probable reserves on the property.

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It expired in May 2004, and was subsequently extended through August 31, 2005. The new lease agreement is referred to in this report as the "Deer Trail Lease". The Deer Trail Lease required Unico to make monthly lease payments and pay a 3% net smelter return on ore removed from the Deer Trail Mine.

Prior to the expiration of the Deer Trail Lease, Unico made an offer to Crown Mines, L.L.C. to extend the term of the Deer Trail Lease until August 31, 2005 and exercise the option to purchase the Deer Trail Mine.  The parties executed a Modification of Mining Lease and Option to Purchase dated May 31, 2004 which provides that: (a) Unico will pay all past due royalties, taxes, assessments and all other amounts then owed under the Deer Trail Lease (approximately $204,000) on or before September 1, 2004; (b) Unico will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico  pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and (c) Unico will continue to make the payments required under the Deer Trail Lease during the extended lease term.

Following the formation of the Deer Trail Mining Company, LLC (“Deer Trail Mining Company”) in June 2004, Unico assigned all of the various assets, liabilities and operations associated with the Deer Trail Mine to Deer Trail Mining Company which has assumed responsibility for making payments under the Deer Trail Lease. Deer Trail Mining Company has made the payments required under the Lease Modification through the date of this report.  Deer Trail Mining Company’s ability to make the required payments is dependent on either Unico or Deer Trail Mining Company raising substantial equity capital and/or securing substantial financing in the near future.  No assurance can be given that either Unico or Deer Trail Mining Company will be successful in its efforts to raise the necessary funds and/or secure the necessary financing.  If Unico and Deer Trail Mining Company fail in this regard, Unico and Deer Trail Mining Company will likely lose any rights they have to the Deer Trail Mine property.

Since June 2004 Deer Trail Mining Company has assumed operations, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has seven full time employees, two full time consultants, and three part time consultants whose services are used on an as needed basis.

The necessary permits to commence mining activities at the Deer Trail Mine have been acquired, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. In early 2005, Unico and Deer Trail Mining Company, received approval of the company's Large-Scale Mining Permit for the Deer Trail Mine in Marysvale, Utah. The State of Utah's Division of Oil, Gas and Mining granted approval of the company's application to expand its existing small mining project to a large mining operation, which is expected to significantly increase the area of mining activity and the capacity of the company's mill at the Deer Trail Mine. This Large-Scale permit takes the place of the previous two Small-Scale permits described above.  In 2004, Unico filed to obtain a construction permit with the State of Utah Department of Environmental Quality (both the Utah Division of Air Quality and the Utah Division of Water Quality) for the Deer Trail Mine tailings impoundment pond no. 2.

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

Unico completed a mill on site at the Deer Trail Mine. In November 2001, Unico began milling activities. Unico started screening and crushing ore dumps on the upper Deer Trail Mine and moved the materials to the ball mill.  Currently the Deer Trail Mining Company is reconstructing the mill to enhance productivity and efficiency.  The Deer Trail Mining Company has temporarily suspended screening and crushing ore at the Deer Trail Mine to accommodate a construction project to upgrade the screening plant and crushing facility.

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

The Pennolies Smelter in Torreon, Mexico has agreed to purchase concentrates from Deer Trail Mining Company. Deer Trail Mining Company also plans to send some concentrates to the Teck Cominco Smelter in Trail, British Columbia, Canada to be tested and evaluated. Depending on the results of the tests, Deer Trail Mining Company may sell concentrates to the Teck Cominco Smelter.

The Deer Trail Mine Development Agreement

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

In February 1999, Unico issued 500,000 shares of its common stock to Aurora Resources & Mining Co. in exchange for a 26% net profits interest under the Deer Trail Mine Development Agreement.  In October 1999, Aurora Resources & Mining Corp. agreed to return to Unico Aurora’s remaining 24% right to net profits under the Deer Trail Mine Development Agreement.  As a result of the February 1999 modification, Unico became entitled to 75% of any net profits generated under the Deer Trail Mine Development Agreement, and Guilderbrook, Inc. was entitled to the remaining 25% of any net profits.

Guilderbrook, Inc. ceased making payments under the Deer Trail Mine Development Agreement in approximately May, 2003.  It is possible that Deer Trail Mining Company may seek to obtain a full release of any rights or claims Guilderbrook, Inc. may have under the Deer Trail Mine Development Agreement.  In order to obtain such a release, Unico and/or Deer Trail Mining Company may have to agree to pay some consideration to Guilderbrook, Inc.

Silver Bell Mining Company, Incorporated.

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

Silver Bell Mining Company, Incorporated was incorporated in the State of Utah on April 26, 1993. It has acquired 26 patented mining claims located in American Fork Canyon, Utah County, Utah, which is organized into three separate parcels. The claims contain mining properties that have not been mined for production since 1983. The properties were mined primarily for silver, lead and zinc. There are no known, proven or probable reserves on the property.

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine during Summer, 2005.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine.  Silver Bell Mining Company anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mining Company, LLC.

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease").  Following the formation of Bromide Basin Mining  Company, LLC (“Bromide Basin Mining Company”) in June 2004, Unico assigned all of its assets, liabilities and operations associated with the Bromide Basin Mines to Bromide Basin Mining Company. A Second Revised Mining Lease and Option to Purchase was entered  into with Bromide Basin Mining Company in May 2005 (the “Second Revised Mining Lease”). Under the Second Revised Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Second Revised Mining Lease runs until November 1, 2005, and grants to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price is $835,000 for all specified mining claims, mill sites and dumps being leased. The Bromide Basin Mining Company also has the right to extend the lease and purchase option term until October 31, 2006 assuming it has met all of its obligations due under the agreement. As consideration for the Second Revised Mining Lease, Bromide Basin Mining Company has agreed to pay Kaibab Industries in advance the sum of $5,000 per month and pay a five percent (5%) net smelter return upon all ore taken from the leased premises each month, to the extent that the amount for any month exceeds the $5,000 monthly base rent.

The primary purpose of this agreement is to allow Bromide Basin Mining Company access to the claims to conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising its purchase option from Kaibab Industries.

Unico commenced mining efforts on the Bromide Basin Mines in September 2001 with five full time miners.  Ore removed from the Bromide Basin Mines was transported to the Deer Trail Mine site where it was crushed and stockpiled.  Because of the Bromide Basin Mine’s high elevation, mining activities are seasonal and occur only from May or early June through approximately mid-November.

In 2003 Unico began mining activities on the Bromide Mine by clearing snow and rocks from access roads.  New discharge pipes were installed at the Bromide Mine and then the tunnels were de-watered.

During 2003, Unico had two problems that delayed progress at the Bromide Mine. The Mine rescue coverage, required by MSHA, was unexpectedly terminated due to policies at the company.  This forced Unico to discontinue all work at the Bromide Mine until new coverage was secured and all MSHA concerns were satisfied.  Two wild fires in the Henry Mountains also forced Unico to stop mining activities until the fires were contained.  During the fires, mine water was dedicated to the fire fighting effort.

Through 2003, Unico continued exploration work in the Bromide Mine and re-confirmed the existence of a high-grade gold structure.  2.9 ounces of gold was recovered from a 400 pound sample of material extracted by crude methods from the high-grade area in the Bromide Mine.  The work at the tunnel included laying track to connect with track already in the tunnel, compressed air service, and establishing electricity with the addition of a diesel-powered generator.  Unico intended to use shrink, cut and fill stopping methods to extract the gold rich ore from the Bromide vein via the El Padre tunnel.  In addition, the mineralized rock from the Kimble and Turner can be extracted by mechanical means and shipped for processing.

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

During 2004, Bromide Basin Mining Company conducted geological sampling and completed required reclamation for the Bureau of Land Management.

Plans for 2005 Mining Season

During the 2005 mining season, Bromide Basin Mining Company intends to make additional preparations to upgrade the infrastructure in and around the mine areas. These improvements will provide more effective access to the general working area of the mines and lay the groundwork for continuous operations through the season.

In the 2005 season, Bromide Basin Mining Company is looking to increase the production levels of the Bromide Basin mines. To that end, primary planning will include the continuation and completion of the El Padre Tunnel and the development of production headings within the bromide vein. Bromide Basin Mining Company plans to conduct an extensive preproduction feasibility study and analyze the potential of the Claims.

Smelting and Refining

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

Dependence on Metal Prices

Unico and its subsidiary mining activities will be largely dependent on metal prices. The prices may fluctuate on the world commodity markets and will be beyond the Company’s influence. A substantial reduction in the price of metals might impede Unico and its portfolio investment companies’ ability to economically mine or to raise additional capital. Similarly, recent increases in metal prices have been beneficial to mining companies, and may increase the Company’s ability to acquire new capital.

Competition

Unico and its mining portfolio investment companies compete with many mining companies in the U.S. and throughout the world. The majority of the company’s competitors are much larger and better financed than Unico and its portfolio investment companies. Some of Unico and its portfolio investment companies’ competitors have closed mining operations in past years due to low metal prices. Some mining operations have been consolidated through mergers or other acquisitions. Recent increases in metal prices have helped mining companies in expanding operations and in their efforts to acquire new capital.

Employees

During the fiscal year ended February 28, 2005 the Company had two employees. Through its portfolio investments, the Company had six full time employees, three part time employees, two full time consultants and three part time consultants. Four of these full time employees have worked as miners. The other full time employees include a project manager and foreman. Unico believes the number of employees will increase to approximately 25 within the next twelve months. In the event the mining operations are successful, additional employees may be added in the future.

Subsequent to February 28, 2005, management entered into an agreement with Javelin Advisory Group to provide administrative support for a monthly fee of $10,000.  In this way, overhead costs are kept at a minimum but still provide a competent administrative staff as part of the management team.

Governmental Regulation

Mining and/or processing activities are subject to numerous permitting and environmental laws and regulations administered by active federal, state, and local authorities, particularly the Utah Division of Oil, Gas and Mining. Although the permits necessary for mining operations on the patented and unpatented Deer Trail Mine claims, Bromide Basin Mine claims and on the patented Silver Bell Mine claims have already been obtained, Unico and/or its portfolio investment companies may be required to expand such permitting in order to fully develop the properties. In order to obtain expanded permits, it may be necessary to gather and analyze baseline data, complete environmental assessments or environmental impact statements with appropriate steps to mitigate potential adverse impacts, and modify the proposed plans in order to accommodate environmental impacts, all of which may take an indeterminate amount of time to complete.

The mining operations are regulated under the jurisdiction of the Mine Safety and Health Administration or "MSHA" to some degree to insure safe operations. Without proper training of personnel and compliance to all MSHA rules, the mine could be subject to heavy fines and closure. Unico and its portfolio investment companies strive to comply with MSHA regulations and maintain a good working relationship with MSHA. The mining operations are subject to periodic inspections by MSHA which, depending on the outcome of an inspection, could curtail production until any violations have been cured.

During the last two years Unico and/or its portfolio investment companies have received some minor citations from MSHA and fines have been assessed. The Company is current on its payment obligations with respect to outstanding fines.

Cost and Effect of Compliance with Environmental Laws

Environmental regulations and guidelines have been established by state and federal agencies to insure that the environment is not permanently adversely impacted. Deer Trail Mining Company presently has $56,177 in reclamation bonds with the U.S. Forest Service and the Utah Division of Oil, Gas and Mining. As Unico expands its operations it will become necessary to comply with further regulations for larger operations and more bonding will be required from time to time. Permitting will be an ongoing function of Unico's operations.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

-

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

-

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

-

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

-

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Code Of Ethics, Audit Committee Charter And Investment Committee Charter

The Board of Directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively,  "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. Unico’s code of ethics is filed as an exhibit to this Form 10-KSB.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board.  Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-KSB. Uinco’s audit committee charter is filed as an exhibit to this Form 10-KSB.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. Unico’s investment committee charter is filed as an exhibit to this Form 10-KSB.

ITEM 2.

DESCRIPTION OF PROPERTY

Deer Trail Lease

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

A second Mining Lease and Option to Purchase ("Deer Trail Lease") was entered into between the same parties on December 1, 2001 which replaced the initial lease. The Deer Trail Lease expired June 1, 2004. Under the Deer Trail Lease, Unico was required to pay as rental for the leased claims, a five percent (5%) royalty upon all ore taken and sold from the premises, with a minimum royalty of $10,000 per month, regardless of the amount of actual production from the Lease during any given month. Unico was also required to pay all utility costs and taxes on the claims estimated to be approximately $25,000 per year. The Deer Trail Lease granted to Unico an option to purchase all the claims and mill sites, including all dumps, equipment and personal property contained therein at a price of

$4,000,000 plus the lessor would retain a carried interest of three percent (3%) of net smelter returns from the claims in perpetuity. The option could be exercised at any time prior to the termination date of the Deer Trail Lease.

Prior to the expiration of the Deer Trail Lease, Unico made an offer to Crown Mines, L.L.C. to extend the term of the Deer Trail Lease until August 31, 2005 and exercise the option to purchase the Deer Trail Mine. The parties executed a Modification of the Mining Lease and Option to Purchase dated May 31, 2004 which provides that:

(a) Unico will pay all past due royalties, taxes, assessments and all other amounts then owed under the Deer Trail Lease (approximately $204,000) on or before September 1, 2004; (b) Unico will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico and Deer Trail Mining Company pay an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and (c) Unico will continue to make the payments required under the Deer Trail Lease during the extended lease term.

Following the formation of Deer Trail Mining Company LLC (“Deer Trail Mining Company”) in June 2004, Unico assigned all of the various assets, liabilities and operations associated with the Deer Trail Mine to Deer Trail Mining Company which has assumed responsibility for making payments under the Deer Trail Lease.  Deer Trail Mining Company has made the payments required under the Lease Modification through the date of this report. Deer Trail Mining Company's ability to make the required payments is dependent on Unico or Deer Trail Mining Company raising substantial equity capital and/or securing substantial financing in the near future. No assurance can be given that Unico or Deer Trail Mining Company will be successful in its efforts to raise the necessary funds and/or secure the necessary financing. If Unico and Deer Trail Mining Company fail in this regard, Unico and Deer Trail Mining Company will likely lose any rights they have to the Deer Trail Mine property.

The Deer Trail Mine

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

The mine facilities also include ore cars, battery operated engines, an engine storage and charging house, a electric power substation, a miner's locker room, a compressor building, a 1000 gallon underground gasoline storage tank with gas pump, two front end loaders, three dump trucks and a general office, two fully operational labs and a core sampling facility. Deer Trail Mining Company believes water is accessible to the site.

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

Unico leased the property effective June 1, 1992. Unico has produced a few small lots of ore from the stopes in the 8600 area of the PTH tunnel for testing and evaluation purposes, and has developed several excellent targets within those workings. In April 2001, Unico began limited mining operations which were concentrated in the 3400 area of the mine until underground mining operations temporarily stopped in October 2003. Unico transferred all rights and obligations associated with the Deer Trail Mine to the Deer Trail Mining Company in June 2004. Deer Trail Mining Company is the current operator of the Deer Trail Mine and has been since it resumed operations.

In September 2004, Deer Trail Mining Company completed its first phase of exploratory drilling at the Deer Trail Mine.  The Deer Trail Mining Company contracted Lang Exploratory Drilling to complete the phase of drilling.  Lang completed a total of 3,653 feet of reverse circulation drilling and finished 28 drill holes at specified targets located on the Upper Deer Trail Mine.  741 samples were safeguarded by Lang Exploratory Drilling during this phase and shipped to ALS Chemex at its Elko, Nevada facility for independent lab verification and analysis.  Later in 2001, Deer Trail Mining Company resumed underground mining operations at the Deer Trail Mine in preparation for its second phase of drilling.  In early 2005, Deer Trail Mining Company contracted with Connors Drilling to commence an underground diamond core drill program.  This phase of underground drilling is currently underway inside the PTH Tunnel of the Deer Trail Mine, and is designed to target known mineralized horizons and seek to discover new horizons of mineralization in and around the main ore channel.

Deer Trail Mine Geological Information

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

Deer Trail Mine Workings

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

Deer Trail Mine Mineral Resources

The resources have been outlined above. However, further efforts to increase the mineable resources of the mine are being explored. Deer Trail Mining Company completed phase one which included a reverse circulation exploratory drill program in the upper Deer Trail Mine Area and is currently conducting a second phase of underground drilling conducted in the PTH Tunnel of the Deer Trail Mine, which began in the first quarter of 2005 to attempt to prove up reserves. Deer Trail Mining Company is also evaluating ways to mine more efficiently in order to mine lower grade ores economically. Deer Trail Mining Company is evaluating whether cyanide may be used in processing its ore. Deer Trail Mining Company acquired two heavy media separators. The heavy media separator is a method whereby low grade material can be upgraded underground. Areas left undeveloped in the mine due to the amount of waste rock between narrow mineralized beddings might effectively be produced by using heavy media separator technology.

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

To date only two known mineralized horizons have been exploited. Deer Trail Mining Company believes the underlying formations contain very favorable horizons for mineralization. But they have yet to be tested. Deer Trail Mining Company believes the potential is excellent that more mineralization will be discovered.

Deer Trail Mining Company's Purchase of 680 Acres Near the Deer Trail Mine

On August 28, 2000, Unico entered into a Sales Agreement to purchase approximately 680 acres of raw ground located in Piute County, State of Utah, adjacent to the existing Deer Trail Mine property leased by Unico which is currently operated by the Deer Trail Mining Company. The property was purchased from Tech-Sym Corporation of Houston, Texas.

The property was purchased for $200,000 of which $50,000 was paid as down payment, and the balance of $150,000 was paid in April 2001.

The property was purchased for the purpose of establishing a mill site on the property and to use as a place to store waste rock from mining operations, and for other general mining and business purposes.

In June 2002, this property was encumbered by a trust deed securing a loan in the amount of $200,000 which was used to finance general operations of Unico and subsequently, Deer Trail Mining Company. On June 25, 2004, the balance and accrued interest related to this debt was repaid through the issuance of Unico’s common stock.

Silver Bell Mine

On December 6, 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation, in consideration for the issuance of 3,000,000 restricted shares of Unico common stock. In June 2002, all of the Silver Bell Mining claims were encumbered by a trust deed securing a loan in the amount of $350,000 which was used to finance general operations of Silver Bell Mining Company, Incorporated. On June 25, 2004, the balance and accrued interest related to this debt was repaid through the issuance of Unico’s common stock.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004.  Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine during Summer, 2005. Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine. Silver Bell Mining Company anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mines

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease"). A Second Revised Mining Lease and Option to Purchase was entered into between Kaibab Industries Inc. and Bromide Basin Mining Company effective in May 2005 (the “Second Revised Mining Lease”). Under the Second Revised Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Second Revised Mining Lease runs until November 1, 2005, and grants to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price is $835,000 for all specified mining claims, mill sites and dumps being leased. The Bromide Basin Mining Company also has the right to extend the lease and purchase option term until October 31, 2006 assuming it has met all of its obligations due under the agreement. As consideration for the Second Revised Mining Lease, Bromide Basin Mining Company has agreed to pay Kaibab Industries in advance the sum of $5,000 per month and pay a five percent (5%) net smelter return upon all ore taken from the leased premises each month, to the extent that the amount for any month exceed the $5,000 monthly base rent.

The primary purpose of this agreement is to allow Bromide Basin Mining Company access to the claims to conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising its purchase option from Kaibab Industries.

Purchase of Mining Equipment

In April 2003, Unico purchased certain mining equipment from Kaibab Industries, Inc. for $165,000. To pay for the equipment, Unico executed a promissory note which requires Unico to make payments of $2,000 per month extended until July 1, 2005 at which time Unico or its subsidiary Bromide Mining Company must pay the balance in full. Kaibab Industries, Inc. has a security interest in the mining equipment purchased until it is paid for in full. Bromide Basin Mining Company is current on its payment obligations for the purchase of this mining equipment. Unico is the guarantor on this promissory note.

Unico’s Corporate Offices

Our principal offices are located at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108. We lease on a month-to-month basis at a rate of US $2,160 per month.  We believe our office space is suitable for our needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

Except as described below, Unico is not:

·

a party to any material pending legal proceedings;

·

its property is not subject to any material pending legal proceedings; and

·

to the best of Unico's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceedings against Unico:

1.  On August 8, 1996, The Allen Ball and Connie Ball Living Trust filed a lawsuit against Unico in the Third Judicial District Court in and for Salt Lake County, State of Utah (Case No. 960905503) in which the trust sought to collect approximately $286,000 plus accrued interest on a promissory note from Unico. In September 1996 Unico filed its answer to the complaint alleging that the promissory note had been paid in full through the issuance of 151,512 shares of Unico common stock. Unico denies any liability. This case has been inactive for approximately eight years.

2.  Subsequent to February 28, 2005, the Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that certain debentures and convertible preferred stock issued by the Company were considered "senior securities" as defined by the Investment Company Act of 1940. Unico believed at the time that the debentures and Series A Preferred shares were issued they were not senior securities. The Company may not be in compliance with Section 18 of the Act which requires that the Company maintain net asset to senior security coverage of at least 200%. The Company's efforts to restructure the obligations and preferred stock into a format acceptable with the Commission have been unsuccessful. As a result, the Company may be out of compliance with Sections 18, 27 and 61 of the Act and is pursuing various options to extinguish the stock or otherwise become compliant. If the Company is unable to remedy any non-compliance, the Company may be forced to relinquish its status as an investment company.

3.  On or about March 17, 2005, Eben C. Loewenthal filed a Complaint against the Company in the Third Judicial District Court in and for Salt Lake County, State of Utah, alleging that the Company owes him $33,000 plus prejudgment statutory interest from and after June 24, 2002 until Judgment and post-judgment interest thereafter.    The Company is attempting to negotiate a settlement with Mr. Loewenthal.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of Unico, Incorporated was held on May 21, 2004.  Proxies for the meeting were solicited pursuant to Regulation 14A. The following three matters were voted upon, and approved, by the shareholders:

·

A proposal to amend Unico's Articles of Incorporation to increase the number of Unico's authorized common shares from 100,000,000 to 500,000,000 shares, and establish a class of preferred stock, with 20,000,000 shares authorized, with such preferences, limitations and relative rights as may be determined in the discretion of Unico's Board of Directors.

·

A proposal to ratify and approve Unico's Board of Director's actions to: (a) grant presently outstanding warrants to purchase up to 3,015,000 shares of Unico's common stock which were granted during 2002, 2003 and/or 2004; and (b) grant presently outstanding stock options to purchase up to 300,000 shares of Unico's common stock which were granted during June 2002.

·

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “UNCN”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter during the last two fiscal years ending February 28, 2005, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
5/31/2003	$.076	$.037
8/31/2003	$.057	$.021
11/30/2003	$.08	$.027
2/29/2004	$.176	$.075
5/31/2004	$.09	$.081
8/31/2004	$.064	$.054
11/30/2004	$.02	$.015
2/28/2005	$.008	$.006

Holders of Record

As of February 28, 2005 there were approximately 536 holders of record of the Company’s common stock.  There were 498,427,896 shares outstanding as of February 28, 2005 with a par value of $.10.

Dividends

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

Recent Sales of Unregistered Securities

Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision.  Among the information provided was the fact that the securities issued were restricted securities.  No commissions were paid in connection with the transactions described below unless specifically noted.

During the fourth quarter of the fiscal year ended February 28, 2005, Unico issued a total of 104,000,000 shares pursuant to its offering statement under Regulation E for the conversion of convertible debentures. The shares were issued at a conversion price of $0.005 per share.

The shares sold pursuant to Unico’s offering circular under Regulation E were sold by Unico’s officers and directors without the assistance of any broker dealers. Unico relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of Unico’s offering circular. The shares sold in reliance on reliance on Regulation E are not restricted securities.

For information concerning sales of shares of Unico's common stock by Unico which were not registered under the Securities Act of 1933 during the first nine months of the fiscal year ended February 28, 2005, please refer to Unico's quarterly reports for the quarters ended May 31, 2004, August 31, 2004, and November 30, 2004. For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 29, 2004 and February 28, 2003 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 29, 2004 and February 28, 2003, respectively, and to Unico’s quarterly reports on Form 10-QSB for the quarters ended May 31, 2002 and 2003, August 31, 2002 and 2003 and November 30, 2002 and 2003.

ITEM 6.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

During the year ending February 28, 2005 the Company’s Board of Directors elected to have the company be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”.

During the next 12 months, Unico’s plan of operation is to raise approximately $5,000,000 which Unico intends to invest in its portfolio investment companies, Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company intend to use the funds for the following purposes:

·

Complete the 2nd phase of exploratory drilling at the Deer Trail Mine;

·

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

·

Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;

·

Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;

·

Conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

·

Upgrade the screening plant and, crushing facilities at  the upper Deer Trail Mine and resume processing the ore dumps;

·

Exercise the purchase option or extend the Bromide Basin Mine lease prior to November 1, 2005;

·

Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;

·

Increase milling activities at the Deer Trail Mine;

·

Increase the number of employees from nine to approximately 25;

·

Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;

·

Commence an exploration and resource definition program at the Silver Bell Mine in Summer, 2005;

·

Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;

·

Exercise an option to purchase the Deer Trail Mine for $3,000,000 on or before August 31, 2005;

·

Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with Unico's status as a business development company; and

·

Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's cash as of February 28, 2005 will sustain operations for approximately 90 days.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of February 28, 2005 the Company had $42,023 in current assets and the Company’s total liabilities exceeded total assets by approximately $2,235,639.  The Company has accumulated $18,798,614 of net operating losses through February 28, 2005, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through its portfolio investment and the acquisition of additional operating portfolio investment companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash used in investing activities during fiscal 2005 was $1,916,503.  Of this amount, $6,583 was used to purchase the fixed assets and $1,992,518 was invested into the Company’s portfolio investments.

Results of Operations

For the year ended February 28, 2005 the Company had a net loss of $6,653,237 attributable to ongoing operations.  Of this amount, $1,048,789 resulted from general and administrative expenses, $2,982,478 resulted from recording the beneficial conversion costs associated with issuing debentures, and $223,471 resulted from loss on the extinguishments of debt.  For the year ended February 28, 2004, the Company incurred a loss of $2,723,002, which was comprised of $2,419,098 from general and administrative expenses. The change in general and administrative expenses from 2004 to 2005 results from the Company's change in focus from a mining company to an investment company.

As a result, many of the expenses formerly incurred by the Company are now generated by the portfolio companies.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR OPERATION AS A

BUSINESS DEVELOPMENT COMPANY

We Will Need to Raise Additional Capital to Finance Operations

Past operations have relied on monies generated from external financing to fund our operations.  However, we plan to move into production and possibly generate revenue in the coming year (assuming we are able to raise adequate additional capital), so that we will not need to rely entirely on external financing to raise additional capital to fund our anticipated operating expenses and future expansion.  External financing will be required for future expansion, however.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders. Changes in the securities laws affecting business development companies, or new interpretations of existing laws, could affect our ability to take advantage of the exemption from registration presently afforded our securities, making it more difficult to raise capital. Our inability to obtain adequate financing may result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our February 28, 2005 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Mark Lopez our Chief Executive.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Lopez.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have the opportunity, whether acting alone or together, to have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets.  The interests of these board members may differ from the interests of the other stockholders.

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must not meet, nor the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income, either in the immediate future, or at all.  As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our two most recent fiscal years ended February 28, 2005, or any later interim period, Unico has not had a principal independent accountant or an independent accountant on whom the principal independent accountant expressed reliance in its report, resign, decline to stand for re-election, or be dismissed.

ITEM 8A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 8B.    OTHER INFORMATION

Not applicable.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The executive officers and directors of the Company as of February 28, 2005 are as follows:

Name	Age	Position
Mark A. Lopez	41	CEO
Wayne Ash	65	President
Wayne Hartle	68	Secretary
Richard Belliston	74	Director
Kiyoshi Kasai	88	Director
Ray Brown	82	Chairman of the Board of Directors

The business experience of each of the persons listed above is as follows:

Mark Lopez has served as chief executive officer of Unico, Incorporated and as a co-manager of two of Unico's portfolio investment companies, Deer Trail Mining Company, LLC and Bromide Basin Mining Company, LLC, since September 7, 2004. He served as a consultant to Unico from September 2003 until September 2004 when he became CEO. Mr. Lopez has served as a vice president of investments for Ashton Capital Management, Inc., a securities broker dealer, from December 2001. He has been licensed as a registered investment advisor since November, 2001. Mr. Lopez served as a general securities principal for American Pacific Securities, Inc. (formerly known as Sy Leavitt Company, Inc.) from June 1996 through December 2001. He served as a co-manager of KM Income Properties LLC, a real estate investment company, from June 1998 through May 2000. He served as a registered investment advisor with Centurion Capital Management, LLC from October 1998 until February 2001. He also served as a licensed life and disability insurance agent with Alliance Financial Investment Services, Inc. from June 1994 until May 2000.

Wayne M. Ash has served as president of Unico since February 2003. From 1986 to the present, Mr. Ash has served as president of Ash & Associates Consulting Ltd. Mr. Ash has evaluated over 100 mineral prospects and potential mining properties in Canada, the United States, Latin America and Asia. Mr. Ash has more than forty years experience in the mining industry.

C. Wayne Hartle has served as the secretary of Unico since 1990.  He served  as a director of Unico from 1990 until July 2004.  Mr. Hartle has owned and operated Wayne's Service Center, an automobile repair and service business in Salt Lake City, Utah for more than the past five years. Mr. Hartle is the former chief financial officer of Energy and Corrosion Research Company from 1979 to 1981. Mr. Hartle received a degree from Henagers Business College in Salt Lake City, Utah.

Richard Belliston was appointed to the Board of Directors in July 2004 to take the seat vacated by Mr. Hartle.  Mr. Belliston has an extensive banking background having worked with Continental Bank and Trust Company in various capacities from 1963 until Continental merged with First National Bank of Idaho in 1985.  Mr. Belliston retired from First National Bank of Idaho in 1988 and has been self-employed as a stock advisor and investor since that time.

Ray C. Brown served as the chief executive officer and director of Unico since 1983. On September 7, 2004 he voluntarily resigned as chief executive officer and Mark Lopez was appointed chief executive officer. Mr. Brown continues to serve as chairman of the board of directors of Unico. He also served as the president of Unico from 1983 until February 2002. He is presently semi-retired. Mr. Brown served as the chairman of the board of directors of Energy and Corrosion Research Corporation from 1979 to 1982. He also served as president and as a director of Ecotech Corporation from 1971 to 1983. Mr. Brown served as president and as a director of Wasatch Mineral and Construction Company from 1963 to 1971. He served as president and as a director of Courtesy Finance Corporation from 1958 to 1963. Prior to 1958, Mr. Brown served in various capacities with other financial institutions. Mr. Brown attended the University of Utah majoring in banking and finance.

Kiyoshi Kasai served as vice president from 1987 until June 2004 and he has served as a director of Unico since 1987.  Mr. Kasai is presently semi-retired.  For over 35 years prior to 1987, Mr. Kasai worked as an engineer for various companies including Hughes Helicopter, Litton Systems, Inc., Hoffman Electronics Corporation, RCA Service Company, Convair Astronautics and other companies.  Mr. Kasai attended U.C. Berkeley and the Illinois Institute of Technology.

Significant Employees

Unico has no employees (other than its executive officers) who are expected to make a significant contribution to Unico's business other than W. Dan Proctor who presently serves as Unico's project manager.

W. Dan Proctor, age 53, has served as project manager for Unico since September 1999. Mr. Proctor has served as a director and as president of Silver Bell Mining Company, Incorporated since 1993. Silver Bell Mining Company, Incorporated has been a wholly-owned subsidiary of Unico since December 2001. From 1994 until August 1999, Mr. Proctor was Chief Geologist for Clifton Mining Company and American Consolidated Mining Company of Alpine, Utah. He also worked as an independent geological and mining consultant for the same period. From 1985 to 1994 he was a geologist with Centurion Mines of Salt Lake City, Utah. He is a Certified MSHA safety instructor. He has worked in the mining industry for over 20 years.

Family Relationships

There are no family relationships between any directors or executive officers of Unico, either by blood or by marriage.

Involvement in Certain Legal Proceedings

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

Meetings

During the year ended February 28, 2005 the Board of Directors met on four occasions.  Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

Compliance with Section 16(a) of the Securities Act of 1934

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended February 28, 2005, except for the following:

C. Wayne Hartle filed a Form 4 report on September 15, 2004 to report one purchase of Unico Series A preferred stock on May 21, 2004.

Ray C. Brown filed a Form 4 on September 17, 2004 to report one purchase of Unico Series A preferred stock on May 21, 2004.

Richard Belliston filed a Form 3 on September 17, 2004 to report ownership of 123,278 shares of Unico common stock. Mr. Belliston also filed a Form 4 on September 17, 2004 to report three purchases totaling 110,000 shares of Unico’s common stock made on August 10, 2004.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the years ended February 28, 2005, February 29, 2004 and February 28, 2003 paid to Mark Lopez and Ray Brown. Effective September 7, 2004, Ray C. Brown voluntarily resigned as chief executive officer and Mark Lopez was appointed chief executive officer. Ray Brown continues to serve as chairman of the board of directors of Unico. No other executive officers received compensation exceeding $100,000 during the year ended February 28, 2005.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Ray Brown	2005	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer and	2004	$-0-	$-0-	$-0-	--	--	--
Director	2003	$-0-	$-0-	$-0-	--	--	--
Mark Lopez	2005	$-0-	$-0-	$-0-	--	--	--

Presently salary is accruing for Mark Lopez at the rate of $150,000 per year.

Employment Agreements

The Company does not currently have any employment agreements in place.  It does have a management contract in place with Javelin Advisory Group for administrative services.  The contract is for twelve months at $10,000 per month and includes all management and administrative costs.  This service will provide all administrative and public relations functions and will eliminate all other overhead and fixed costs associated with administrative personnel. All investment decisions are made by the Company’s investment committee which is comprised of the Company’s independent members of the Board of Directors.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Arizona, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company does not maintain directors and officers liability insurance.

Stock Option Plan

Unico has not adopted a stock option plan at this time.  Unico may adopt a stock option plan for its executive officers, directors and/or employees in the future.

Compensation of Directors

Unico has no present arrangement for compensating its directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company, as of May 20, 2005 with respect to each person known by Unico, Incorporated to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address	Number of Shares Beneficially Owned (1)	Class	Percentage of Class (2)
Mark A. Lopez (3) Chief Executive Officer	5,000,000 5,401,968	Common Series A Preferred	1% 54%
Wayne Ash President	200,000	Common	*
Wayne Hartle Secretary	1,197,000 348,989	Common Series A Preferred	* 4%
Richard Belliston Director	1,233,278	Common	*
Ray Brown (3) Director	18,000,000 3,549,043	Common Series A Preferred	4% 36%
All directors and executive officers (5 persons)	25,630,278 9,300,000	Common Series A Preferred	5% 94%

(1) Unless indicated otherwise, the address for each of the above listed is c/o Unico, Incorporated at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108.

(2) The above percentages are based on 498,427,896 shares of common stock and 10,000,000 shares of Series A Preferred Stock outstanding as of May 20, 2005.

(3) In addition to shares listed above as being beneficially owned by Mr. Lopez and Mr. Brown, as of May 20, 2005 Mr. Lopez held a convertible debenture in the principal amount of $111,144 which is convertible to shares of Unico’s common stock and Mr. Brown held a convertible debenture in the principal amount of $465,132 which is convertible to shares of Unico’s common stock.  The debentures are convertible at 80% of the bid price of Unico common stock on the date of conversion.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Other Related Parties

Unico has received advances from three related parties; C. Wayne Hartle, Ray Brown and Mark Lopez.  On May 21, 2004, the Company converted $664,212 of the balance and accrued interest into 9,300,000 shares of Preferred Series A stock. Ray C. Brown received 6,549,043 shares for converting $467,737 of debt.  C. Wayne Hartle received 348,989 shares for converting $24,925 of debt.  Mark Lopez received 2,401,968 shares for converting $171,550 of debt.  In September 2004, $228,000 of the debt was converted into 15,000,000 shares of common stock at a discounted rate equal to 80% of the closing bid price on the date of conversion. Ray C. Brown received 10,000,000 of the shares for converting $152,000 of debt, and Mark A. Lopez received 5,000,000 of the shares for converting $76,000 of debt.  The remaining balance of $606,918 was restructured as convertible debentures to Ray Brown in the amount of $465,132, Mark Lopez in the amount of $111,144 and Wayne Hartle in the amount of $30,642 all of which can be converted into common stock under the same terms as above. Both the Company and the note holders have the right to convert under these terms.  In the event of a company liquidation, the notes automatically convert into common stock at the same rate.

Subsequent to February 28, 2005, the Company was notified that the debentures issued by the Company were considered “senior securities” as defined by the Investment Company Act of 1940.  As a result, the Company may not be in compliance with Section 18 of the Act which requires that the Company maintain net asset to senior security coverage of at least 200%.  The Company’s efforts to restructure the obligations into a format acceptable with the Commission have been unsuccessful.  As a result, the Company may not be in compliance with Section 18 of the Act and is pursuing various options to extinguish the debt or otherwise become compliant.

ITEM 13.         EXHIBITS

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Amendment to articles of incorporation, dated November 8, 1967	*
3.3	Amendment to article of incorporation, dated December 6, 1972	*
3.4	Amendment to article of incorporation, dated May 29, 1973	*
3.5	Amendment to article of incorporation, dated December 1, 1979	*
3.6	Amendment to article of incorporation, dated May 12, 1992	*
3.7	Amendment to article of incorporation, dated November, 1999	*
3.10	Amendment to article of incorporation, dated June 1, 2004	*****
3.8	By-laws	*
3.9	Board of directors resolution amending Unico’s by-laws, dated April 1, 1992	*
4.1

Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock

*****
10.1	Mining Lease and Option to Purchase dated March 20, 1992	*
10.2	Deer Trail Mine Development Agreement dated October 5, 1998	*
10.3	Sales Agreement (for purchase of real estate)	**
10.4	Mining Lease and Option to Purchase (Deer Trail Mine) dated December 1, 2001	***
10.7	Equipment Purchase Agreement dated April 1, 2003	****

10.8	Promissory Note in Favor of Kaibab Industries, Inc. dated April 1, 2003	****
10.9	Security Agreement dated April 1, 2003	****
10.15	Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated effective May 31, 2004	*****
10.16	Revised Convertible Debenture No. 1 for $125,000 dated March 16, 2004 issued to Kentan Limited Corp. (replaces previous exhibit 10.16 filed in Form 10-QSB for the period ended May 31,2004)	******
10.17	Revised Convertible Debenture No. 2 for $125,000 dated May 26, 2004 issued to Kentan Limited Corp. (replaces previous exhibit 10.17 filed in Form 10-QSB for the period ended May 31,2004)	******
10.18	Convertible Debenture for $75,000 dated April 1, 2004 issued to C.M. Anderson	*****
10.19	Convertible Debenture for $637,131.57 dated June 25, 2004 issued to Ray C. Brown	*****
10.20	Convertible Debenture for $30,641.99 dated June 25, 2004 issued to C. Wayne Hartle	*****
10.21	Convertible Debenture for $187,644.29 dated June 25, 2004 issued to Mark Lopez	*****
10.22	June 29, 2004 Addendum to Promissory Note ($350,000) with J. Bruce Hirschberg	*****
10.23	June 29, 2004 Addendum to Promissory Note ($200,000) with J. Bruce Hirschberg	*****
10.24	Engagement Letter with Javelin Holdings, Inc. dated March 12, 2004	*****
10.25	Conversion Agreement with Eben Loewenthal dated June 25, 2004	*****
10.26	Consulting Agreement with Nicholas Investment Company, Inc. dated May 10, 2004	*****
10.27	Agreement with Salamon Brothers LLC dated March 19, 2004	*****
10.28	Convertible Debenture No. 3 for $50,000 dated July 19, 2004 issued to Kentan Limited Corp.	******
10.29	Convertible Debenture No. 4 for $250,000 dated August 2, 2004 issued to Kentan Limited Corp.	******
10.30	Convertible Debenture No. 5 for $1,000,000 dated August 26, 2004 issued to Kentan Limited Corp.	******
10.31	Convertible Debenture No. 6 for $150,000 dated August 26, 2004 issued to Compass Capital Group, Inc.	******
10.32	Convertible Debenture No. 7 for $100,000 dated August 26, 2004 issued to Compass Capital Group, LLC.	******
10.33	Convertible Debenture No. 105 for $25,000 dated June 30, 2004 issued to Javelin Holdings, Inc.	******
10.34	Convertible Debenture No. 8 for $100,000 dated September 27, 2004 issued to Kentan Limited Corp.	*******
10.35	Convertible Debenture No. 9 for $75,000 dated October 7, 2004 issued to Reef Holdings Ltd.	*******
10.36	Convertible Debenture No. 10 for $250,000 dated October 20, 2004 issued to Reef Holdings Ltd.	*******
10.37	Convertible Debenture No. 11 for $250,000 dated November 3, 2004 issued to Reef Holdings Ltd.	*******
10.38	Revised Mining Lease and Option to Purchase (Bromide Basin Mining Company, Inc.) dated effective May 1, 2005	********
10.39	Convertible Debenture No. 12 for $ 250,000 dated January 11, 2005 issued to Kentan Limited Corp.	********
10.40	Consulting Contract with Javelin Advisory Group, Inc. dated April 1, 2005	********
14	Code of Ethics adopted July 24, 2004	********
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	********
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	********
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	********
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	********
99(i)	Audit Committee Charter adopted July 7, 2004	********
99.2(ii)	Investment Committee Charter adopted July 7, 2004	********

* Incorporated by reference from Unico's Registration Statement on Form 10-SB filed on April 6, 2000.

** Incorporated by reference from Unico's Current Report on Form 8-K filed September 1, 2000.

*** Incorporated by reference from Amendment No. 1 to Unico's Annual Report on Form 10-KSB/A for the Fiscal Year Ended February 29, 2002 filed on May 31, 2002.

**** Incorporated by reference from Unico's Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2003 filed on June 13, 2003.

***** Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended May 31, 2004 filed on July 22, 2004.

****** Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended August 31, 2004 filed on November 24, 2004.

******* Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2004 filed on February 24, 2005.

******** Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended February 28, 2005 and February 29, 2004, the aggregate fees billed by HJ Associates & Consultants, LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was approximately $38,282 and $30,812, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2005 and 2004 were $0 and $0, respectively.

 SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO, INCORPORATED

By:/S/ Mark A.Lopez Mark A. Lopez Chief Executive Officer

Dated: June 20, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/ Richard Belliston
Richard Belliston	Director	June 20, 2005

/s/ Kiyoshi Kasai
Kiyoshi Kasai	Director	June 20, 2005

/s/ Ray C. Brown
Ray C. Brown	Director	June 20, 2005

UNICO, INCORPORATED

FINANCIAL STATEMENTS

February 28, 2005 and February 29, 2004

CONTENTS

Report of Independent Registered Public Accounting Exam	F3

Balance Sheets	F4

Schedule of Investments	F5

Statements of Operations	F6

Statements of Stockholders' Equity (Deficit)	F7

Statements of Cash Flows	F8

Notes to the Financial Statements	F9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Unico, Inc.

San Diego, California

We have audited the accompanying balance sheets of Unico, Inc. as of February 28, 2005 and February 29, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended February 28, 2005, February 29, 2004 and February 28, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unico, Inc. as of February 28, 2005 and February 29, 2004, and the results of its operations and its cash flows for the years ended February 28, 2005, February 29, 2004 and February 28, 2003, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and total liabilities exceed total assets. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

June 15, 2005

UNIICO, INCORPORATED
Balance Sheet
ASSETS
	February 28,	February 29,
	2005	2004
Current Assets
Cash	$38,359	$33,000
Certificate of deposit	-	5,358
Prepaid expense	3,664	-
Total Current Assets	42,023	38,358
Equipment, Net	2,285	-
Other Assets:
Refundable deposit	5,460	500
Total Other Assets	5,460	500
Investments (See Schedule)
Investments	230,000	941,653
Total Investments	230,000	941,653
Total Assets	$279,768	$980,511
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Overdrafts	$1,585	$9,211
Accounts Payable	26,259	54,354
Accrued Expenses	71,567	263,778
Notes Payable - related party	5,671	985,324
Notes Payable – current	-	781,300
Taxes payable	787	-
Accrued interest payable	315,586	276,289
Accrued interest payable - related party	45,789	143,614
Debentures payable	917,500	-
Debentures payable-related party	606,918	-
Contingent liabilities	286,000	156,816
Total Current Liabilities	2,277,662	2,670,686
Long Term Liabilities
Notes payable - non current	-	548,466
Total Long-Term Liabilities	-	548,466
Total Liabilities	2,277,662	3,219,152
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 10,000,000 and 0 Shares Issued and Outstanding respectively	10,000	-
Common Stock, Authorized 500,000,000 Shares, $0.10 Par Value,498,427,896 and 90,962,974 Shares Issued and Outstanding respectively	49,842,792	9,096,299
Additional Paid in Capital	(33,052,072)	810,437
Accumulated deficit	(18,798,614)	(12,145,377)
Total Stockholders' Equity	(1,997,894)	(2,238,641)
Total Liabilities and Stockholders' Equity	$279,768	$980,511
The accompanying notes are an integral part of these financial statements. F-4

UNICO, INCORPORATED
Schedule of Investments
February 28, 2005
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation
Silver Bell Mining Company, Incorporated	Mining	100%	309,150	$-		yes
Bromide Basin Mining Company, LLC	Mining	100%	17,248	-		yes
Deer Trail Mining Company, LLC	Mining	100%	$1,895,435	230,000	(1)	yes
Total Investment			$2,221,833	$230,000

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

Deer Trail Mining Company, LLC	Mining	100%	Credit Line	$-		yes
Total Loans				$-
Total Investment and Loans				$230,000

(1)- value based on net assets
The accompanying notes are an integral part of these financial statements. F-5

UNICO, INCORPORATED
Statements of Operations
	As a Business Development		Prior to Becoming a Business
	Company		Development Company
	Period from	Period from	For the Year	For the Year
	June 1, 2004 to	March 1, to	Ended	Ended
	February 28,	May 31,	February 29,	February 28,
	2005	2004	2004	2003
Revenues	$-	$-	$15,450	$-
Interest Income	113	-	-	-
Total Revenues	113	-	15,450	-
Cost of Revenues	-	-	12,180	-
Gross Profit	113	-	3,270	-

Operating Expenses
Bad debt expense	-	-	-	279,260
General & Administrative	481,334	567,455	2,419,098	769,595
Depreciation	68	24,817	97,619	78,064
Total Operating Expenses	481,402	592,272	2,516,717	1,126,919
Net Operating Loss	(481,289)	(592,272)	(2,513,447)	(1,126,919)
Other Income (Expense)
Interest Income	-	43	258	1,537
Interest Expense	(2,821,257)	(330,933)	(209,813)	(136,810)
Decline in value of investments	(2,204,058)	-	-	-
Gain (Loss) on settlement of debt	(223,471)	-	-	638,025
Total Other Income (Expense)	(5,248,786)	(330,890)	(209,555)	502,752
LOSS FROM CONTINUING OPERATIONS	(5,730,075)	(923,162)	(2,723,002)	(624,167)
Income Tax Expense	-	-	-	-
Net Loss	$(5,730,075)	$(923,162)	$(2,723,002)	$(624,167)
Net Loss Per Share	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Weighted Average Shares Outstanding	283,048,209	92,734,713	82,060,583	73,518,755
The accompanying notes are an integral part of these financial statements. F-6

UNICO, INCORPORATED

Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 28, 2003	-	$ -	74,427,974	$ 7,442,799	$ 770,881	$ (9,422,375)
March, 2003, common stock issued for debt	-	-	50,000	5,000	-	-
March through May 2003, common stock issued for services	-	-	1,650,000	165,000	-	-
April , 2003, common stock issued for cash	-	-	30,000	3,000	-	-
May, 2003, Issuance of warrants	-	-			24,556	-
June through August 2003, common stock issued for services	-	-	3,350,000	335,000	-	-
Sept through Nov 2003, common stock issued for services	-	-	7,600,000	760,000	-	-
September , 2003, common stock issued for cash	-	-	545,000	54,500	-	-
September, 2003, common stock issued for equipment	-	-	200,000	20,000	-	-
Dec 2003 through Feb 2004, common stock issued for services	-	-	3,110,000	311,000	15,000	-
Net loss for period ended February 29, 2004	-	-	-	-	-	(2,723,002)
Balance, February 29, 2004	-	-	90,962,974	9,096,299	810,437	(12,145,377)
March through April 2004, common stock issued for services	-	-	2,500,000	250,000	-	-
May 2004, preferred stock issued for related party debt extinguishments	6,898,032	6,898	-	-	485,764	-
May 2004, preferred stock issued for debt extinguishments	2,401,968	2,402	-	-	169,148	-
May 2004, preferred stock issued for services	700,000	700	-	-	49,294	-
July 2004, common stock issued for extinguishments of debt	-	-	8,464,922	846,492	(34,693)	-
August 2004, common stock issued on conversions of convertible debentures	-		39,000,000	3,900,000	(3,705,000)	-
September through November 2004, common stock issued on conversion of convertible debentures	-	-	253,500,000	25,350,000	(23,929,500)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	2,982,478	-
December through February, 2005, Stock issued on conversion of convertible debentures	-	-	104,000,000	10,400,000	(9,880,000)	-
Net Loss for period ended February 28, 2005	-	-	-	-	-	(6,653,237)
Balance, February 28, 2005	10,000,000	10,000	498,427,896	$ 49,842,791	$ (33,052,072)	$ (18,798,614)
The accompanying notes are an integral part of these financial statements.
F-7

UNICO, INCORPORATED Statement of Cash Flows
	As a Business Development		Prior to Becoming a Business
	Company		Development Company
	Period from	Period from	For the Year	For the Year
	June 1, 2004 to	March 1, to	Ended	Ended
	February 28,	May 31,	February 29,	February 28,
	2005	2004	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$(5,730,075)	$(923,162)	$(2,723,002)	$(624,167)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	68	24,817	97,619	78,064
Bad debt expense	-	-	-	279,260
Warrants issued below market value	-	-	24,556	-
(Gain) Loss on settlement of debt	223,471	-	-	(638,025)
Beneficial Conversion Expense	2,713,727	268,750	-	-
Common Stock issued for services	-	250,000	1,560,000	108,500
Preferred stock issued for services	-	49,994	-	-
Decline in value of investments	2,204,058	1,050	-	-
Changes in Operating Assets and abilities:
(Increase) Decrease in:
Accounts receivable	-	-	650	(650)
Prepaid expense and refundable deposits	(8,624)	-	-	3,460
Certificates of deposit	5,358	-	-	-
Other assets	-	-	(37,243)	(286)
Increase (Decrease) in:
Accounts Payable and other liabilities	45,595	97,259	411,145	37,267
Net Cash Provided (Used) by Operating Activities	(546,422)	(231,292)	(666,275)	(756,577)
Cash Flows from Investing Activities:
Purchase of Property and Equipment	(6,583)		-	(11,490)	(79,824)
Investment in subsidiary	(1,992,518)		-	-	-
Net Cash Provided (Used) by Investing Activities	(1,999,101)		-	(11,490)	(79,824)
Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft	1,585		(9,211)	8,800	(3,644)
Issuance of common stock for cash	-		-	83,500	68,000
Proceeds from notes payable-related party	-		-	287,608	161,127
Proceeds from notes payable	-		101,800	317,300	613,000
Proceeds from convertible debentures	2,475,000		250,000	-	-
Payments on notes and debentures	(33,000)		(4,000)	(20,000)	(1,534)
Net Cash Provided (Used) by Financing Activities	2,443,585		338,589	677,208	836,949
Increase (Decrease) in Cash	(101,938)		107,297	(557)	548
Cash and at Beginning of Period	140,297		33,000	33,557	33,009
Cash and Cash Equivalents at End of Period	$38,359		$140,297	$33,000	$33,557
Cash Paid For:
Interest	$-		$-	$75,952	$71,668
Income Taxes	$-		$-	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-		$250,000	$1,560,000	$108,500
Preferred stock issued for services	$-		$49,994	$-	$-
Common stock issued for prepaid services	$-		$-	$3,460	$-
Common stock issued for debt	$811,800		$-	$5,000	$322,000
Preferred stock issued for debt	$-		$664,212	$-	$-
Common stock issued for fixed assets	$-		$-	$20,000	$-
Stock Issued for Convertible Debentures	$2,135,500	$		$-	$-
The accompanying notes are an integral part of these financial statements. F-8

UNICO, INCORPORATED

Notes to the Financial Statements

February 28, 2005 and February 29, 2004

NOTE 1 -

NATURE OF ORGANIZATION

This summary of significant accounting policies of Unico, Incorporated is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

a.

Organization and Business Activities

Unico, Incorporated (“the Company” or “UNCN”)  is an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company.”  Unico, Incorporated was formed as an Arizona corporation on May 27, 1966 under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

On July 9, 2004 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.

The Company presently has three portfolio investments: Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc., and Bromide Basin Mining Company, LLC.  Deer Trail Mining and Bromide Basin Mining were originally operations of Unico, Incorporated; however, in June 2004, Unico formed each company as a separate operating entity, wholly-owned by Unico, and transferred all respective operations and assets into these separate operating companies.

b.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a February 28th year-end.

c.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of February 28, 2005 the company had $38,359 in cash and CD’s deposited in our Banks.

d.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

e.

Fixed Assets

The Company’s property consists of office furniture and computer equipment.  The property is depreciated in a straight-line basis over five years.  Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets.

Fixed Asset Schedule
	2005	2004
Fixed Assets:
Equipment	$2,353	$-
Total	2,353	$-
Less Depreciation	68	-
Net Equipment and Software	$2,285	$-

f.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature. Common stock equivalents consisting of convertible debt and preferred stock have not been included in the calculation of loss per share.

	2005	2004	2003
Loss from operations	$(6,653,237)	$(2,723,002)	$(624,167)
Total loss per share	$(0.02)	$(0.03)	$(0.01)
Weighted Average Number of Shares Outstanding	283,048,209	82,060,583	73,518,755

g.

 Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of February 28, 2005 and February 29, 2004:

	2005	2004
Deferred tax assets:
NOL Carryover	$2,487,415	$1,856,300
Accrued Expenses	45,400	56,000
Accumulated Depreciation	-	(150,100)
Valuation allowance	(2,532,815)	(1,762,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended February 28, 2005 and February 29, 2004 due to the following:

	2005	2004
Book income	$(2,594,240)	$(962,950)
Depreciation	(30,898)	2,685
Forgiveness of Debt	87,154	-
Other	-	14,060
Stock for services/Options expense	1,058,350	617,975
Impairment Expense	859,582	-
Valuation allowance	620,052	328,230
	$-	$-

At February 28, 2005, the Company had net operating loss carryforwards of approximately $6,375,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the February 28, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

h.     Recent Accounting Pronouncements

During the year ended February 28, 2005, the Company adopted the following accounting pronouncements:

SFAS No. 123 -- In December 2004, FASB issued a revision to SFAS 123 “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The Company does not believe adoption of this revision will have a material impact on the Company’s consolidated financial statements.

SFAS No. 153 -- In December 2004, FASB issued SFAS 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not believe adoption of SFAS 153 will have any impact on the Company’s consolidated financial statements.

SFAS No. 152 -- In December 2004, FASB issued SFAS 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company’s consolidated financial statements.

SFAS No. 151 -- In November 2004, the FASB issued SFAS 151 “Inventory Costs—an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company’s consolidated financial statements.

SFAS No. 132 -- In December 2003, FASB issued a revision to SFAS 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company does not believe adoption of  this revision will have a material impact on the Company’s consolidated financial statements.

SFAS No. 150 -- In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.”  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been know as “mezzanine capital.”  It requires that those certain instruments be classified as liabilities in balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 did not have any impact on the Company’s consolidated financial statements.

SFAS No. 149 -- In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions.  The adoption of SFAS 149 did not have any effect on the Company’s consolidated financial statements.

SFAS No. 46 -- In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the Characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

FASB Interpretation No. 45 --  “Guarantor’s Accounting and  Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107”.  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

During the year ended February 28, 2005, the Company adopted the following Emerging Issues Task Force Consensuses:  EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 –8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17,  “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”,  EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.  These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

i.

 Revenue Recognition

As a business development company, the Company will recognize revenues from several sources. Management fees will be recognized when earned, dividends from portfolio investments will be recognized when declared. Increases and decreases in the market value of the Company's portfolio investments will be recognized as unrealized gains or losses until the time of disposition.

j.

Investment Valuation

The Company's loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral and individual credit risks.  Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The carrying values of investments that have no readily-determinable market values are determined by the Board of Directors, based upon its analysis of the assets and revenues of the underlying investee companies. See Note 2, below. Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values on the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

k.

Preferred Stock

There are 10,000,000 outstanding shares of preferred stock. The Board of Directors has designated ten million (10,000,000) shares of series A. preferred with the following rights and preferences: The Series A Preferred shall, at the option of the holder, be convertible on a one for one share basis to common stock of the Company. The holders of shares of Series A Preferred shall not be entitled to vote such shares. In lieu of voting rights the holders of Series A Preferred, voting together as a class, shall be entitled to elect two members of the Board of Directors at each meeting. Also the Series A Preferred shall not be affected by any capital reorganization of the Company. Subsequent to February 28, 2005, the Company was notified by a staff attorney at the Securities and Exchange Commission (“Commission”) that the preferred stock issued by the Company is considered a “senior security” as defined by the Investment Company Act of 1940.  The Commission also believes that the voting rights are inconsistent with the Act and that protection against restructuring would violate Section 27 of the Act in the event of a reverse stock split.  As a result of these new interpretations, the Company may not be in compliance with the Act.  The Company’s efforts to restructure the obligations into a format acceptable with the Commission have been unsuccessful.  As a result, the Company may be out of compliance with Sections 18, 27 and 61 of the Act and is pursuing various options to extinguish the stock or otherwise become compliant.

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

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments.  To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security.  To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board’s direction.  The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company’s portfolio.  The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair. No single standard for determining “fair value….in good faith” can be laid down, since fair value depends upon the circumstances of each individual case.  As a general principle, the current “fair value” of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale.  Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods.  Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include:  1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold.  Among the more specific factors which are to be considered are:  type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments.  Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1.

Total amount of the Company’s actual investment (“AI”).  This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

2.

Total revenues for the preceding twelve months (“R”).

3.

Earnings before interest, taxes and depreciation (“EBITD”)

4.

Estimate of likely sale price of investment (“ESP”)

5.

Net assets of investment defined as the fair value of assets in excess of investment liabilities (“NA”).

6.

Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

·

Where no or limited revenues or earnings are present, then the value shall be the greater of the investment’s a) net assets, b) estimated sales price, or c) total amount of actual investment.

·

Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

·

Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Board then moved to apply these guidelines to the Company’s investments as of February 28, 2005. Mr. Lopez presented the following analysis:

Silver Bell -	NA -	$0.00
	R -	$0.00
	Earnings -	$0.00
	AI -	$309,150

Based on the above guidelines, the value of the Silver Bell investment as of February 28, 2005 could be approximately $309,150, which equals AI. However, since there has been limited exploration activity at Silver Bell during recent years and has experienced operating losses from these activities, the Board has determined to reserve 100% of the actual investment, bringing the carrying the value of the investment to $0 since the ability to realize this investment is uncertain.

Bromide Basin -	NA -	$(8,622)
	R -	$0.00
	Earnings -	$(6,687)
	AI -	$17,248

Based on the above guidelines, the Bromide Basin investment as of February 28, 2005 will be valued at $0 as it was last quarter.  The Board has determined that there has been no change in the value of this investment.

Deer Trail Mining -	NA -	$230,000
	R -	$3,500
	Earnings -	$(1,210,655)
	AI -	$1,895,435

Based on the above guidelines, the more conservative value of the Deer Trail Mining investment as of February 28, 2005 should be $230,000 which is the net assets of Deer Trail Mining. The Board has determined that the value of this investment has been materially impacted given the continued losses being incurred for the Deer Trail Mining exploration activities along with the deficit in net assets.

The Company has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

NOTE 3 -

GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through February 28, 2005.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the fiscal year ending February 28, 2005 the Company raised $2,725,000 through the issuance of convertible debentures.  This allowed the company to sustain operations.  The Company will have to raise an additional $5,000,000 to fully implement the operational plans of its portfolio companies.  Additional equity or debt financing is being sought but there are no current commitments.

During the next 12 months, Unico’s plan of operation is to raise approximately $5,000,000 which Unico intends to invest in its portfolio investment companies, Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company intend to use the funds for the following purposes:

·

Complete the 2nd phase of exploratory drilling at the Deer Trail Mine;

·

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

·

Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;

·

Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;

·

Conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

·

Upgrade the screening plant and, crushing facilities at  the upper Deer Trail Mine and resume processing the ore dumps;

·

Exercise the purchase option or extend the Bromide Basin Mine lease prior to November 1, 2005;

·

Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;

·

Increase milling activities at the Deer Trail Mine;

·

Increase the number of employees from nine to approximately 25;

·

Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;

·

Commence an exploration and resource definition program at the Silver Bell Mine in Summer, 2005;

·

Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;

·

Exercise an option to purchase the Deer Trail Mine for $3,000,000 on or before August 31, 2005;

·

Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with Unico's status as a business development company; and

·

Raise a minimum of $5,000,000 in additional equity capital, loans and/or other financing transactions.

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.

NOTE 4 -

MATERIAL EVENTS

On June 28, 2004, the Company formed two wholly owned subsidiaries:  Deer Trail Mining Company, LLC and Bromide Basin Mining Company, LLC.  Both subsidiaries are Nevada companies.

On July 12, 2004, the Company filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940.  The Company’s mining operations will now be conducted through the Company’s portfolio investments, Deer Trail Mining Company, LLC, and, Bromide Basin Mining Company, LLC.  The Company also has 100% interest in Silver Bell Mining Company, Inc.

During the year ended February 28, 2005 the Company issued convertible debentures and equity to replace long-term notes, current notes payable and related party notes payable of $2,163,924.  There were 8,464,922 shares of common stock issued for the settlement of $811,799 of this debt.  There were 9,300,000 shares of preferred stock issued for $664,212 of this debt.  And there were $909,918 of convertible debentures issued for $909,918 of this debt.  These debentures are convertible at 80% the closing price of the Company’s common stock on the date of the conversion. The debentures bear interest at 10% per annum. There was a beneficial conversion feature of $232,478 associated with these debentures, which has been recognized as interest expense for the period.  The Company also recorded a loss on the extinguishments of debt of $223,471 to account for the greater value of the common stock that was issued.

During the Year ended February 28, 2005, the Company sold $2,750,000 of convertible debentures for cash. The debentures are convertible immediately at 50% of the closing market price of the Company’s common stock on the date of conversion and bear interest at 8% per annum. There was a beneficial conversion feature of $2,750,000 associated with these debentures, recognized as interest expense for the period.

During the year ended February 28, 2005, the Company issued 396,500,000 shares of common stock for the conversion of $2,135,500 of convertible debentures.  As of February 28, 2005, the Company has a remaining balance of $1,524,418 of convertible debentures, of which $681,918 are convertible at 80% and $842,500 are convertible at 50% of the closing bid price at date of conversion.

NOTE 5 -

RELATED PARTY DEBT

Notes payable due to related parties as of the fiscal year ending February 29, 2004 was converted into preferred stock and convertible debentures.  A portion of the convertible debentures was converted into common stock leaving a balance of $606,918 of convertible debentures due related parties as of year ending February 28, 2005.  The debentures bear interest at 10% per annum, are due six months from the date of issuance and are convertible at 80% of the closing market price on the date of conversion.  There is also an accrual of $45,789 for related party interest in regard to these debentures.  Subsequent to February 28, 2005, the Company was notified that the debentures issued by the Company were considered “senior securities” as defined by the Investment Company Act of 1940.  As a result, the Company may not be in compliance with Section 18 of the Act which requires that the Company maintain net asset to senior security coverage of at least 200%.  The Company’s efforts to restructure the obligations into a format acceptable with the Commission have been unsuccessful.  As a result, the Company may be out of compliance with Section 18 of the Act and is pursuing various options to extinguish the debt or otherwise become compliant.

There is also a related party note of $5,671 due Mark Lopez for legal expenses paid by him on behalf of the company.

NOTE 6 -

OUTSTANDING STOCK OPTIONS AND WARRANTS

A summary of the Company’s outstanding stock options as of February 29, 2004 and February 28, 2005, including all changes during the current quarter, is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at February 28, 2003:
Options issued in fiscal 2004	2,835,000	$ 0.10
Total options outstanding, February 29, 2004	3,415,000	$ 0.10

Summary of activity for the twelve months ended February 28, 2005:

Balance at February 29, 2004	3,415,000	$ 0.10
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	(580,000)	-
Outstanding, February 28, 2005	2,835,000	$ 0.10

Exercisable, February 28, 2005	2,835,000	$ 0.10

NOTE 7 -

COMMITMENTS AND CONTINGENCIES

            On August 8, 1996 the Allen Ball Living Trust filed suit against the Company.  The suit is for $286,000 plus

accrued interest.   The Company has engaged counsel to defend itself in the action.

NOTE 8 -

SUBSEQUENT EVENTS

Subsequent to February 28, 2005, the Company received $250,000 of funds for which two convertible debentures were issued. The debentures bear interest at 8% per annum, are due six months from the date of issuance and are convertible at 50% of the closing market price on the date of conversion. The Company will recognize a beneficial conversion feature of $250,000 associated with these debentures.

Subsequent to February 28, 2005, the Company was notified by a staff attorney at the Securities Exchange Commission ("Commission") that the debentures and preferred stock issued by the Company were considered "senior securities" as defined by the Investment Company Act of 1940 and that certain aspects of the preferred stock potentially violated Sections 18, 27 and 61 of the Act. As a result of these new interpretations, the Company may not be in compliance with the Act which requires that the Company maintain net asset to senior security coverage of at least 200%. The Commission also believes that the voting rights are inconsistent with the Act and that protection against restructuring would violate Section 27 of the Act in the event of a reverse stock split. The Company's efforts to restructure the obligations into a format acceptable with the Commission have been unsuccessful. As a result, the Company may be out of compliance with Sections 18, 27 and 61 of the Act and is pursuing various options to extinguish the stock or otherwise become compliant.

If the Company is unable to remedy the non-compliance, the Company may be forced to relinquish its status as an investment company.  In the meantime, the Company has abandoned the use of convertible debentures as a means of generating capital.  Should the Company cease operating as an investment company, it would forfeit its $5 million annual exemption from registration which could make raising additional capital difficult.

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark A. Lopez, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Unico, Incorporated;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: June 20, 2005

By /s/ Mark A. Lopez Mark A. Lopez, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark A. Lopez, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Unico, Incorporated;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: June 20, 2005

By /s/ Mark A. Lopez Mark A. Lopez, Chief Executive Officer

 EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Unico, Incorporated (the “Company”) on Form 10-KSB for the period ending February 28, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark A. Lopez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Mark A. Lopez

Mark A. Lopez

Chief Executive Officer

June 20, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Unico, Incorporated (the “Company”) on Form 10-KSB for the period ending February 28, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Mark A. Lopez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Mark A. Lopez

Mark A. Lopez

Chief Financial Officer

June 20, 2005