Form 10QSB
period 2005-05-31
UNICO INC /AZ/
filed 2005-07-15
CIK 1110737

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2005

Commission  file number 000-30239

UNICO, INCORPORATED

(Exact name of small business issuer as specified in its charter)

Arizona	86-0205130
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

8880 Rio San Diego Drive, 8th Floor

San Diego, California 92108

(Address of principal executive offices)

(619) 209-6124

(Issuer's telephone number, including area code)

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

As of July 13, 2005, the issuer had outstanding 498,427,896 shares of its common stock, $0.10 par value per share and 10,000,000 shares of its Series A Preferred Stock, $0.001 par value per share. Series A Preferred Stock is convertible to common stock on a one for one share basis.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UNICO, INCORPORATED

FINANCIAL STATEMENTS

May 31, 2005

UNIICO, INCORPORATED
Balance Sheets
ASSETS
May 31,	February 28,
2005	2005
(Unaudited)
Current Assets
Cash	$39,411	$38,359
Prepaid expense	3,664	3,664
Total Current Assets	43,075	42,023
Equipment, Net	2,087	2,285
Other Assets:
Refundable deposit	5,460	5,460
Total Other Assets	5,460	5,460
Investments (See Schedule)
Investments	230,000	230,000
Total Investments	230,000	230,000
Total Assets	$280,622	$279,768
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Overdrafts	$-	$1,585
Accounts Payable	68,308	26,259
Accrued Expenses	76,356	71,567
Notes Payable - related party	-	5,671
Taxes payable	787	787
Accrued interest payable	344,602	315,586
Accrued interest payable - related party	53,813	45,789
Debentures payable	1,167,500	917,500
Debentures payable-related party	675,774	606,918
Wages Payable	37,500	-
Stock Payable	50,000	-
Contingent liabilities	286,000	286,000
Total Current Liabilities	2,760,640	2,277,662
Long Term Liabilities
Notes payable - non current	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	2,760,640	2,277,662
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 10,000,000 and 10,000,000 Shares Issued and Outstanding respectively	10,000	10,000
Common Stock, Authorized 500,000,000 Shares, $0.10 Par Value,498,427,896 and 498,427,896 Shares Issued and Outstanding respectively	49,842,791	49,842,792
Additional Paid in Capital	(32,847,072)	(33,052,072)
Accumulated Deficit	(19,485,737)	(18,798,614)
Total Stockholders' Equity	(2,480,018)	(1,997,894)
Total Liabilities and Stockholders' Equity	$280,622	$279,768
The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED
Schedule of Investments
May 31, 2005 (unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation
Silver Bell Mining Company, Incorporated	Mining	100%	$309,150	$-		yes
Bromide Basin Mining Company, LLC	Mining	100%	21,248	-		yes
Deer Trail Mining Company, LLC	Mining	100%	2,192,722	230,000	(1)	yes
Total Investment			$2,523,120	$230,000

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

Deer Trail Mining Company, LLC	Mining	100%	Credit Line	$-		yes
Total Loans				$-
Total Investment and Loans				$230,000

(1)- value based on net assets

The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED
Statements of Operations (unaudited)

For the Three	For the Three
Months Ended	Months Ended
May 31,	May, 31
2005	2004
Investment Revenue	$-	$-
Interest Income	-	-
Total Revenues	-	-
Operating Expenses
General & Administrative	139,716	567,455
Professional fees	6,069	24,817
Total Operating Expenses	145,785	592,272
Net Operating Loss	(145,785)	(592,272)
Other Income (Expense)
Interest Income	-	43
Interest Expense	(340,986)	(330,933)
Decline in value of investments	(219,738)	-
Other Income	19,386	-
Total Other Income (Expense)	(541,338)	(330,890)
LOSS FROM CONTINUING OPERATIONS	(687,123)	(923,162)
Income Tax Expense	-	-
Net Loss	$(687,123)	$(923,162)
Net Loss Per Share	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	498,427,896	92,734,713
The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED Statements of Stockholders' Equity (Deficit)
Additional	Retained
Preferred Stock	Common Stock	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 29, 2004	-	-	90,962,974	9,096,299	810,437	(12,145,377)
March through April 2004, common stock issued for services	-	-	2,500,000	250,000	-
May 2004, preferred stock issued for related party debt extinguishments	6,898,032	6,898	-	-	485,764
May 2004, preferred stock issued for debt extinguishments	2,401,968	2,402	-	-	169,148
May 2004, preferred stock issued for services	700,000	700	-	-	49,294
July 2004, common stock issued for extinguishments of debt	-	-	8,464,922	846,492	(34,693)
August 2004, common stock issued on conversions of convertible debentures	-	-	39,000,000	3,900,000	(3,705,000)
September through November 2004, common stock issued on conversion of convertible debentures	-	-	253,500,000	25,350,000	(23,929,500)
Beneficial Conversion Expense related to convertible debentures	-	-	-	-	2,982,478
December through February, 2005, Stock issued on conversion of convertible debentures	-	-	104,000,000	10,400,000	(9,880,000)
Net Loss for period ended February 28, 2005						(6,653,237)
Balance, February 28, 2005	10,000,000	$ 10,000	498,427,896	$ 49,842,791	$ (33,052,072)	$ (18,798,614)
March 2005, preferred stock purchased from related party (unaudited)	(3,000,000)	(3,000)			(177,000)
March 2005, preferred stock issued for related party debt extinguishments (unaudited)	3,000,000	3,000			87,000
Beneficial Conversion Expense related to convertible debentures (unaudited)					295,000
Net Loss for period ended May 31, 2005 (unaudited)						(687,123)
Balance, May 31, 2005 (unaudited)	10,000,000	$ 10,000	498,427,896	$ 49,842,791	$ (32,847,072)	$ (19,485,737)

The accompanying notes are an integral part of these financial statements

UNICO, INCORPORATED Statement of Cash Flows (unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	May 31,	May 31,
	2005	2004

Cash Flows from Operating Activities:
Net Loss	$(687,123)	$(923,162)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	198	24,817
Beneficial Conversion Expense	295,000	268,750
Common Stock issued for services	-	250,000
Preferred stock issued for services	-	49,994
Decline in value of investments	219,738	1,050
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Other assets	-	-
Increase (Decrease) in:
Accounts Payable and other liabilities	114,121	97,259
Net Cash Used by Operating Activities	(58,066)	(231,292)
Cash Flows from Investing Activities:
Investment in portfolio companies	(219,738)	-
Net cash Used by Investing Activities	(219,738)	-
Cash Flows from Financing Activities:
Decrease in bank overdraft	-	(9,211)
Proceeds from stock payable	50,000	-
Proceeds from notes payable	-	101,800
Proceeds from convertible debentures	250,000	250,000
Payments on notes and debentures	(21,144)	(4,000)
Net Cash Provided by Financing Activities	278,856	338,589
Increase in Cash	1,052	107,297
Cash and at Beginning of Period	38,359	33,000
Cash and Cash Equivalents at End of Period	$39,411	$140,297
Cash Paid For:
Interest	$8,947	$22,166
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$250,000
Preferred stock issued for services	$-	$49,994
Preferred stock issued for debt extinguishments	$90,000	$171,550
Preferred stock issued for debt extinguishments- related party	$-	$492,662
The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED

Notes to the Financial Statements

May 31, 2005

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006.

NOTE 2 – NATURE OF ORGANIZATION

This summary of significant accounting policies of Unico, Incorporated is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

NOTE 3 – MATERIAL EVENTS

On May 11, 2005, the Company issued a stock subscription payable for 20,000,000 shares of common stock at a purchase price of $.0025 per share.  The shares were sold pursuant to Regulation E of the Securities and Exchange Act of 1933.

On March 7, 2005, Ray Brown, Chairman of the Board of Directors, sold 3,000,000 shares of Series A preferred stock back to the company at $.06 per share, payment for these shares were structured as a convertible debenture to Ray Brown in the amount of $180,000 which is convertible to shares of Unico common stock at 80% of the closing market price on the date of conversion. The debenture bears interest at 10% per annum. There was a beneficial conversion feature of $45,000 associated with the debenture, which has been recognized as interest expense for the period. Although the $.06 per share was significantly above the market price of the Company’s Common Stock, the Company agreed to pay Ray Brown $.06 per share due to Ray Brown’s additional agreement to purchase 9,423,784 shares of Series B Preferred Stock.

On March 7, 2005, Mark Lopez, Chief Executive Officer of the Company, purchased 3,000,000 shares of Series A preferred stock at the purchase price of $.03 per share for converting $90,000 of debt. Mark Lopez paid significantly more than the current market price of the Company’s Common Stock, but was willing to do so in order to acquire majority ownership of the outstanding Series A Preferred shares which will permit him to have control over the election of two of the Company’s directors. During the quarter ended May 31, 2005, Mark Lopez was repaid the remaining $30,091 due to him in the form of cash, leaving an accrued interest balance of $283 due to him at the end of the quarter.

In December 2004, Unico’s Board of Directors authorized ten million (10,000,000) shares of Series B Preferred Stock. Each share of Series B stock is entitled to 50 votes and is convertible into that number of shares of the Company’s Common Stock equal to the stated value of the Series B Preferred Stock ($0.06 per share) divided by the closing bid price of the Common Stock on the date of conversion.  The Series B Preferred Stock is non-interest bearing and is not entitled to receive dividends.  In the event of a liquidation event, the Series B Preferred Stock automatically converts into Common Stock based on the foregoing formula.

On March 7, 2005, Unico’s Board of Directors authorized the issuance of 9,423,784 shares of its Series B Preferred Stock to Ray Brown at the purchase price of $.06 per share for a total consideration of $565,427. This Series B sale was to eliminate a substantial debt obligation which the Corporation owed to Ray Brown.

On March 24, 2005, Unico’s Board of Directors and Ray Brown mutually rescinded Ray Brown’s purchase of 9,423,784 shares of Series B Preferred Stock retroactively to March 7, 2005. This was due to the interpretation of the Securities Exchange Commission (“Commission”) that the super voting rights of Unico’s Series B Preferred Stock violate Section 18 of the Investment Act of 1940. No shares of Unico’s Series B Preferred Stock shall be issued to Ray Brown or anyone else. As a result Ray Brown shall hold a convertible debenture from the Company in the amount of $645,132 which contains all of the same terms and conditions as the prior convertible debenture held immediately prior to the conversion of that convertible debenture to shares of the Unico’s Series B Preferred Stock.

During the quarter ended May 31, 2005, the Company received $250,000 cash from issuing convertible debentures. The debentures are convertible immediately at 50% of the closing market price of the Company’s common stock on the date of conversion. The debentures bear interest at 10% per annum. There was a beneficial conversion feature of $250,000 associated with these debentures, which has been recognized as interest expense for the period.  During the quarter ended May 31, 2005, the Company converted none of these debentures into common stock.

During the quarter ended May 31, 2005 the Company was notified by a staff attorney at the Securities Exchange Commission (“Commission”) that the debentures issued by the Company were considered “senior securities” as defined by the Investment Company Act of 1940.  As a result, the Company may not be in compliance with Section 18 of the Act which requires that the Company maintain net asset to senior security coverage of at least 200%.  The Company’s efforts to restructure the obligations into a format acceptable with the Commission have been unsuccessful.  As a result, the Company may be out of compliance with Section 18 of the Act and is pursuing various options to extinguish the debt or otherwise become compliant.

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

NOTE 4 – COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares, par value $0.10 of which 498,427,896 shares were issued and outstanding on May 31, 2005, with 1,572,104 shares authorized but unissued. As of July 13, 2005, the Company has 2,835,000 options outstanding with an exercise price of $0.10 per share. There is also a stock payable for $50,000 related to the issuance of 20,000,000 shares. The Company will need to increase the authorized Common Stock to have sufficient shares to take care of these obligations.

NOTE 5 -

OUTSTANDING STOCK OPTIONS AND WARRANTS

A summary of the Company’s outstanding stock options as of February 28, 2005 and May 31, 2005 including all changes during the current quarter is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at February 29, 2004:	3,415,000	$ 0.10
Options expired in fiscal 2005	(580,000)	-
Total options outstanding, February 28, 2005	2,835,000	$ 0.10

Summary of activity for the three months ended May 31, 2005:

Balance at February 28, 2005	2,835,000	$ 0.10
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	-	-
Outstanding, May 31, 2005	2,835,000	$ 0.10

Exercisable, May 31, 2005	2,835,000	$ 0.10

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through May 31, 2005.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

The Company has raised a total of $2,975,000 through the issuance of convertible debentures since July 2004.  This has allowed the company to sustain operations.  The Company will have to raise an additional $5,000,000 to fully implement the operational plans of its portfolio companies.  Additional equity or debt financing is being sought but there are no current commitments.

During the next 12 months, Unico’s plan of operation is to raise approximately $5,000,000 which Unico intends to invest in its portfolio investment companies, Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company intend to use the funds for the following purposes:

  Complete the 2nd phase of exploratory drilling at the Deer Trail Mine;

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

  Upgrade the screening plant and crushing facilities at the upper Deer Trail Mine and resume processing the ore dumps;

  Exercise the purchase option or extend the Bromide Basin Mine lease prior to November 1, 2005;

  Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;

  Increase milling activities at the Deer Trail Mine;

  Increase the number of employees from nine to approximately 25;

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

Item 2. Management's Discussion and Analysis or Plan of Operation

General Information Regarding Unico and its Operations

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

The mining operations at the Deer Trail Mine have been conducted through Unico's subsidiary, Deer Trail Mining Company, LLC (“Deer Trail Mining Company” or “DTMC”) since soon after DTMC was formed in late June, 2004. The mining operations at the Bromide Basin Mines have been conducted through Unico's subsidiary, Bromide Basin Mining Company, LLC (“Bromide Basin Mining Company” or "BBMC") since soon after BBMC was formed in late June, 2004. Future mining operations at the Silver Bell Mine will be conducted through Unico's subsidiary, Silver Bell Mining Company, Inc. ("SBMC").

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

Prior to the expiration of the Deer Trail Lease, Unico made an offer to Crown Mines, L.L.C. to extend the term of the Deer Trail Lease until August 31, 2005 and exercise the option to purchase the Deer Trail Mine.  The parties executed a Modification of Mining Lease and Option to Purchase dated May 31, 2004 which provides that:(a) Unico will pay all past due royalties, taxes, assessments and all other amounts then owed under the Deer Trail Lease (approximately $204,000) on or before September 1, 2004; (b) Unico will pay a non-refundable payment of $1,000,000 on or before September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico  pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005; and (c) Unico will continue to make the payments required under the Deer Trail Lease during the extended lease term.

Following the formation of the Deer Trail Mining Company in June 2004, Unico assigned all of the various assets, liabilities and operations associated with the Deer Trail Mine to Deer Trail Mining Company which has assumed responsibility for making payments under the Deer Trail Lease. Deer Trail Mining Company has made the payments required under the Lease Modification through the date of this report.  Deer Trail Mining Company’s ability to make the required payments is dependent on either Unico or Deer Trail Mining Company raising substantial equity capital and/or securing substantial financing in the near future.  No assurance can be given that either Unico or Deer Trail Mining Company will be successful in its efforts to raise the necessary funds and/or secure the necessary financing.  If Unico and Deer Trail Mining Company fail in this regard, Unico and Deer Trail Mining Company will likely lose any rights they have to the Deer Trail Mine property.

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

Silver Bell Mining Company, Incorporated

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

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease").  Following the formation of the Bromide Basin Mining Company in June 2004, Unico assigned all of its assets, liabilities and operations associated with the Bromide Basin Mines to Bromide Basin Mining Company. A Second Revised Mining Lease and Option to Purchase was entered  into with Bromide Basin Mining Company in May 2005 (the “Second Revised Mining Lease”). Under the Second Revised Kaibab Mining Lease, Kaibab Industries, Inc. has leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Second Revised Mining Lease runs until November 1, 2005, and grants to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price is $835,000 for all specified mining claims, mill sites and dumps being leased. The Bromide Basin Mining Company also has the right to extend the lease and purchase option term until October 31, 2006 assuming it has met all of its obligations due under the agreement. As consideration for the Second Revised Mining Lease, Bromide Basin Mining Company has agreed to pay Kaibab Industries in advance the sum of $5,000 per month and pay a five percent (5%) net smelter return upon all ore taken from the leased premises each month, to the extent that the amount for any month exceeds the $5,000 monthly base rent.

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

Plan of Operation

On July 9, 2004, the Company’s Board of Directors elected to have the company be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”.

During the next 12 months, Unico’s plan of operation is to raise approximately $5,000,000 which Unico intends to invest in its portfolio investment companies, Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company intend to use the funds for the following purposes:

  Complete the 2nd phase of exploratory drilling at the Deer Trail Mine;

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

  Upgrade the screening plant and crushing facilities at the upper Deer Trail Mine and resume processing the ore dumps;

  Exercise the purchase option or extend the Bromide Basin Mine lease prior to November 1, 2005;

  Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;

  Increase milling activities at the Deer Trail Mine;

  Increase the number of employees from nine to approximately 25;

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

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  The Company's cash as of May 31, 2005 will sustain operations for approximately 90 days.

Valuation of Investments

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

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

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

5. Net assets of investment ("NA")

6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

  Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

  Where revenues and/or earnings are present, then the value shall be the greater of two point five times (2.5x) revenues or six times (6x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

  Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Board of Directors of the Company, using the above formula, has valued the Company’s investments at $230,000.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

Results of Operations

During the three months ended May 31, 2005, Unico experienced a net loss of $687,123 or approximately ($0.001) per share compared to a net loss of $923,162 or approximately ($0.01) per share for the same quarter of 2004. Unico generated no revenues in either of the three month periods ended May 31, 2005 or May 31, 2004.

Unico attributes the $236,039 decrease in net loss for the three month period ended May 31, 2005 primarily to a $427,739 decrease in general and administrative expense partially offset by a $219,738 decline in value of investments. The change in general and administrative expenses primarily resulted from decreases in consulting and professional fees.

The substantial increase in interest expenses for the three month period ended May 31, 2005 is largely attributed to the issuance of certain debentures by Unico which contain features which allow the holders the right to convert the debentures to shares of Unico’s common stock at prices less than fair market value. The discounted conversion rate is treated as an interest expense. The debentures acquired by Ray C. Brown and C. Wayne Hartle allow them to convert amounts owing under the debentures to shares of Unico’s common stock at prices 20% less than fair market value. Other parties who are not officers or directors acquired debentures with conversion features that allow them to convert amounts owing under the debentures to shares of Unico common stock at prices 50% less than fair market value.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of May 31, 2005 the Company had a deficit in working capital of $2,717,565.  The Company has accumulated $19,485,737 of net operating losses through May 31, 2005, which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through its portfolio investments and the possible  acquisition of additional operating portfolio investment companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash used in investing activities during the quarter ended May 31, 2005 was $219,738. This amount was invested into the Company’s portfolio investments.

As of May 31, 2005, our liquid resources are sufficient to support operations for approximately 90 days. We are dependent on raising approximately $5,000,000 to successfully implement our 12 month business plan described above.

Our auditors have issued a "going concern" opinion in note 3 of our February 28, 2005 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $5,000,000 in equity, debt or through other financing transactions in the next 12 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

We intend to seek additional capital from private sales of Unico's common stock and, if necessary, from loans from our management and/or others. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Mark A. Lopez who serves as Unico's chief executive officer and as Unico's chief financial officer, after evaluating the effectiveness of Unico's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Unico's disclosure controls and procedures were adequate and effective to ensure that material information relating to Unico and its subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended May 31, 2005, the Company was notified by a staff attorney at the Securities and Exchange Commission (“Commission”) that certain debentures and convertible preferred stock issued by the Company were considered “senior securities” as defined by the Investment Company Act of 1940. Unico believed at the time that the debentures and Series A Preferred shares were issued they were not senior securities.   The Company may not be in compliance with Section 18 of the Act which requires that the Company maintain net asset to senior security coverage of at least 200%.  The Company’s efforts to restructure the obligations and preferred stock into a format acceptable with the Commission have been unsuccessful. As a result, the Company may be out of compliance with Sections 18, 27 and 61 of the Act and is pursuing various options to extinguish the stock or otherwise become compliant. If the Company is unable to remedy any non-compliance, the Company may be forced to relinquish its status as an investment company.

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

Item 2. Changes in Securities

During the quarter ended May 31, 2005, the Company issued a stock subscription payable for 20,000,000 shares of common stock at a purchase price of $.0025. No underwriter was involved in this transaction and no underwriting discounts or commissions were paid.  The subscription agreement provides that the shares of stock will be issued in reliance on Regulation E pursuant to Unico’s offering circular dated July 9, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
10.41	Convertible Debenture No. 13 for $125,000 dated March 7, 2005 issued to Kentan Limited Corp.
10.42	Convertible Debenture No. 14 for $125,000 dated March 30, 2005 issued to Reef Holdings, Ltd.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO, INCORPORATED

(Registrant)

Date: July 14, 2005	By: /s/ Mark A. Lopez Mark A. Lopez, Chief Executive Officer and Principal Financial and Accounting Officer

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 14, 2005	By: /s/ Mark A. Lopez Mark A. Lopez, Chief Executive Officer

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 14, 2005	By: /s/ Mark A. Lopez Mark A. Lopez, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending May 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer July 14, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending May 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer July 14, 2005