Form 10-Q
period 2005-08-31
UNICO INC /AZ/
filed 2005-10-26
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2005

Commission File Number: 000-30239

UNICO, INCORPORATED

(Exact name of registrant specified in its charter)

                  Arizona                                                                                      86-0205130

(State or other jurisdiction of                                                                    (I.R.S. Employer

incorporation or organization)                                                                   Identification No.)

8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108

(Address of principal executive offices)

(619) 209-6124

(Registrant’s telephone number, including area code)

N/A

(former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X  ] Yes  [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes  [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 498,427,896 shares of its common stock, $0.10 par value per share and 10,000,000 shares of its Series A Preferred Stock, $0.001 par value per share, outstanding as of October 14, 2005.  Series A Preferred Stock is convertible to common stock on a one for one share basis.

UNICO, INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED

FINANCIAL STATEMENTS

August 31, 2005

UNICO, INCORPORATED
Balance Sheets

ASSETS
	August 31,	February 28,
	2005	2005
	(Unaudited)
Current Assets
Cash	$44,090	$38,359
Prepaid expense	3,664	3,664
Total Current Assets	47,754	42,023
Equipment, Net	2,087	2,285
Other Assets:
Refundable deposit	5,460	5,460
Total Other Assets	5,460	5,460
Investments (See Schedule)
Investments	230,000	230,000
Total Investments	230,000	230,000
Total Assets	$285,301	$279,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Overdrafts	$-	$1,585
Accounts Payable	127,085	26,259
Accrued Expenses	145,685	71,567
Notes Payable - related party	-	5,671
Taxes payable	787	787
Accrued interest payable	375,776	315,586
Accrued interest payable - related party	70,564	45,789
Stock Payable	110,000	-
Debentures payable	1,167,500	917,500
Debentures payable-related party	675,774	606,918
Contingent liabilities	286,000	286,000
Total Current Liabilities	2,959,171	2,277,662
Long Term Liabilities
Notes payable - non current	-	-
Total Long-Term Liabilities	-	-
Total Liabilities	2,959,171	2,277,662
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 10,000,000 and 10,000,000 Shares Issued and Outstanding respectively	10,000	10,000
Common Stock, Authorized 500,000,000 Shares, $0.10 Par Value,498,427,896 and 498,427,896 Shares Issued and Outstanding respectively	49,842,791	49,842,792
Additional Paid in Capital	(32,847,072)	(33,052,072)
Accumulated Deficit	(19,679,589)	(18,798,614)
Total Stockholders' Equity	(2,673,870)	(1,997,894)
Total Liabilities and Stockholders' Equity	$285,301	$279,768
The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED
Schedule of Investments
August 31, 2005
(Unaudited)
INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation
Silver Bell Mining Company, Incorporated	Mining	100%	$309,150	$-		yes
Bromide Basin Mining Company, LLC	Mining	100%	21,713	-		yes
Deer Trail Mining Company, LLC	Mining	100%	2,215,007	230,000	(1)	yes
Total Investment			$2,545,870	$230,000

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit	Fair Value		Affiliation

Deer Trail	Mining	100%	Credit Line	$-		yes
Total Loans				-
Total Investment and Loans				$230,000

(1)- value based on net assets

The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED
Statements of Operations

(Unaudited)
	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2005	2004	2005	2004
Investment Revenue	$-	$-	$-	$-
Interest Income	300	-	300	-
Total Revenues	300	-	300	-
Operating Expenses
General & Administrative	223,550	760,399	83,834	192,944
Professional fees	46,211	24,817	40,142	-
Reclamation accretion	-	936	-	936
Total Operating Expenses	269,761	786,152	123,976	193,880
Net Operating (Loss)	(269,461)	(786,152)	(123,676)	(193,880)
Other Income (Expense)
Interest Income (Expense)	(388,912)	(1,182,078)	(47,926)	(851,188)
Decline in value of investments	(223,102)	(445,941)	(22,750)	(445,941)
Loss on settlement of Debt	-	(223,471)	-	(223,471)
Other Income	500	-	500	-
Total Other Income (Expense)	(611,514)	(1,851,490)	(70,176)	(1,520,600)
LOSS FROM CONTINUING OPERATIONS	(880,975)	(2,637,642)	(193,852)	(1,714,480)
Income Tax Expense	-	-	-	-
Net (Loss)	$(880,975)	$(2,637,642)	$(193,852)	$(1,714,480)
Net (Loss) Per Share	$(0.004)	$(0.03)	$(0.00)	$(0.02)
Weighted Average Shares Outstanding	236,442,833	97,652,043	498,427,896	102,569,372
The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
		Amount	Shares	Amount	Capital	(Deficit)
Balance, February 28, 2003	-	$ -	74,427,974	$ 7,442,799	$ 770,881	$ (9,422,375)
March, 2003, common stock issued for debt	-	-	50,000	5,000
March through May 2003, common stock issued for services	-	-	1,650,000	165,000	-
April , 2003, common stock issued for cash	-	-	30,000	3,000	-
May, 2003, Issuance of warrants	-	-			24,556
June through August 2003, common stock issued for services	-	-	3,350,000	335,000	-
Sept through Nov 2003, common stock issued for services	-	-	7,600,000	760,000	-
September , 2003, common stock issued for cash	-	-	545,000	54,500	-
September, 2003, common stock issued for equipment	-	-	200,000	20,000	-
Dec 2003 through Feb 2004, common stock issued for services	-	-	3,110,000	311,000	15,000
Net loss for period ended February 29, 2004						(2,723,002)
Balance, February 29, 2004	-	-	90,962,974	9,096,299	810,437	(12,145,377)
March through April 2004, common stock issued for services	-	-	2,500,000	250,000	-
May 2004, preferred stock issued for related party debt extinguishments	6,898,032	6,898	-	-	485,764
May 2004, preferred stock issued for debt extinguishments	2,401,968	2,402	-	-	169,148
May 2004, preferred stock issued for services	700,000	700	-	-	49,294
July 2004, common stock issued for extinguishments of debt	-	-	8,464,922	846,492	(34,693)
August 2004, common stock issued on conversions of convertible debentures	-	-	39,000,000	3,900,000	(3,705,000)
September through November 2004, common stock issued on conversion of convertible debentures	-	-	253,500,000	25,350,000	(23,929,500)
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	2,982,478
December through February, 2005, Stock issued on conversion of convertible debentures,	-	-	104,000,000	10,400,000	(9,880,000)
Net Loss for period ended February 28, 2005						(6,653,237)
Balance, February 28, 2005	10,000,000	10,000	498,427,896	49,842,791	(33,052,072)	(18,798,614)
March 2005, preferred stock purchased from related party (unaudited)	(3,000,000)	(3,000)	-	-	(177,000)	-
March 2005, preferred stock issued for related party debt extinguishments (unaudited)	3,000,000	3,000	-	-	87,000	-
Beneficial Conversion Expense related to Convertible Debentures (unaudited)	-	-	-	-	295,000	-
Net Loss for period ended August 30, 2005 (unaudited)	-	-	-	-	-	(880,975)
Balance, August 30, 2005	10,000,000	$ 10,000	498,427,896	$ 49,842,791	$ (32,847,072)	$(19,679,589)

The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED Statement of Cash Flows (Unaudited)
	For the Six Months Ended August 31,
	2005	2004

Cash Flows from Operating Activities:
Net Income (Loss)	$(880,975)	$(2,637,642)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	198	24,817
Beneficial Conversion Expense	295,000	1,057,479
Common Stock issued for services	-	250,000
Preferred stock issued for services	-	49,994
Decline in value of investments	242,488	445,941
Loss on settlement of debt	-	223,471
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Other assets	-	-
Increase (Decrease) in:
Accounts Payable and other liabilities	252,653	17,976
Net Cash Used by Operating Activities	(90,636)	(567,964)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	-	(4,231)
Investment in portfolio companies	(242,488)	-
Net Cash Used by Investing Activities	(242,488)	(4,231)
Cash Flows from Financing Activities:
Decrease in bank overdraft	-	(9,211)
Proceeds from stock payable	110,000	-
Proceeds from notes payable	-	101,800
Proceeds from convertible debentures	250,000	800,000
Payments on notes and debentures	(21,145)	(17,000)
Net Cash Provided by Financing Activities	338,855	875,589
Increase in Cash	5,731	303,394
Cash and at Beginning of Period	38,359	33,000
Cash and Cash Equivalents at End of Period	$44,090	$336,394
Cash Paid For:
Interest	$-	$22,166
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$250,000
Preferred stock issued for services	$-	$49,994
Preferred stock issued for debt extinguishments	$90,000	$171,550
Preferred stock issued for debt extinguishments- related party	$-	$492,662
The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED

Notes to the Financial Statements

August 31, 2005

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended August 31, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006.

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

Organization and Business Activities

During the three and six month periods ended August 31, 2005, Unico, Incorporated (“the Company” or “UNCN”) was an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company.”  Unico, Incorporated was formed as an Arizona corporation on May 27, 1966 under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

On July 9, 2004 the Company's Board of Directors elected to be regulated as a business development company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded on a major US Exchange or that has assets less than $4 million.

As of August 31, 2005, the Company had three portfolio investments: Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc., and Bromide Basin Mining Company, LLC.  Deer Trail Mining and Bromide Basin Mining were originally operations of Unico, Incorporated; however, in June 2004, Unico formed each company as a separate operating entity, wholly-owned by Unico, and transferred all respective operations and assets into these separate operating companies.

NOTE 3 – MATERIAL EVENTS

During the quarter ended August 31, 2005 the Company received $60,000 for a stock payable agreement for 28,519,000 shares of common stock.  The Company agrees to repay the money with stock if and when stock becomes available to do so.  If it is not able to repay in stock then it will repay the principal plus interest of 8% per annum.  $50,000 was issued in the prior quarter for 20,000,000 shares of common stock on the same terms bringing the total stock payable due of $110,000 for 48,519,000 shares of common stock.

Unico, Incorporated (the “Company”) is withdrawing its election under Section 54(a) of the Investment Act of 1940 on the following basis:

The Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that certain debentures and convertible preferred stock issued by the Company were considered "senior securities" as defined by the Investment Company Act of 1940. The Staff of the Commission believes that the issuance of these securities and the design of the Company’s capital structure were made in an effort to dilute the economic and voting interest of the other shareholders of the Company and that such capital structure violates the Investment Company Act of 1940.  The Company believed at the time that the debentures and Series A Preferred shares were issued that they were not senior securities. However, the Company may not be in compliance with Section 18 of the Investment Company Act of 1940 which requires that the Company maintain net assets to senior security coverage of at least 200%. The Company's efforts to restructure the obligations and preferred stock into a format acceptable with the Commission have been unsuccessful. As a result, the Company may be out of compliance with Sections 18 and 61 of the Investment Company Act of 1940, and the Company has pursued various options to extinguish the stock or otherwise become compliant. The Company could be subject to enforcement action by the Commission in connection with the foregoing.  The Company believes it will be better able to address its capital structure if it were not subject to the BDC Provisions.

Subsequent to the end of the quarter ended August 31, 2005, (on October 11, 2005) the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC effective immediately, upon receipt by the Securities Exchange Commission of this Notification of Withdrawal, so that it may begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.

NOTE 4 – COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares, par value $0.10 of which 498,427,896 shares were issued and outstanding on August 31, 2005, with 1,572,104 shares authorized but unissued. As of August 31, 2005, the Company has 2,805,000 options outstanding with an exercise price of $0.10 per share. There is also a stock payable for $110,000 related to the issuance of 48,519,000 shares. The Company will need to increase the authorized Common Stock to have sufficient shares to take care of these obligations.

NOTE 5 - OUTSTANDING STOCK OPTIONS AND WARRANTS

A summary of the Company’s outstanding stock options as of February 28, 2005 and August 31, 2005 including all changes during the current fiscal year is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at February 29, 2004:	3,415,000	$ 0.10
Options expired in fiscal 2005	(580,000)	-
Total options outstanding, February 28, 2005	2,835,000	$ 0.10

Summary of activity for the six months ended August 31, 2005:

Balance at February 28, 2005	2,835,000	$ 0.10
Granted	-	-

Canceled	-	-
Exercised	-	-
Expired	30,000	-
Outstanding, August 31, 2005	2,805,000	$ 0.10

Exercisable, August 31, 2005	2,805,000	$ 0.10

Subsequent to the quarter ended August 31, 2005 an additional 545,000 shares have expired leaving a balance of options outstanding of 2,260,000.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through August 31, 2005.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

The Company has raised a total of $2,975,000 through the issuance of convertible debentures since July 2004.  This has allowed the Company to sustain operations.  The Company will have to raise an additional $5,000,000 to fully implement the operational plans of its portfolio companies.  Additional equity or debt financing is being sought but there are no current commitments.

During the next 12 months, Unico’s plan of operation is to raise approximately $5,000,000 which Unico intends to invest in its subsidiary companies, Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company intend to use the funds for the following purposes:

•

Analyze and certify, by independent lab, the samples taken from the Deer Trail Mine in the 2nd phase of completed exploratory drilling;

•

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

•

Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;

•

Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;

•

Conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

•

Upgrade the screening plant and crushing facilities at the upper Deer Trail Mine and resume processing the ore dumps;

•

Exercise the purchase option or extend the Bromide Basin Mine lease prior to November 1, 2005;

•

Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;

•

Increase milling activities at the Deer Trail Mine;

•

Increase the number of employees from nine to approximately 25;

•

Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;

•

Commence an exploration and resource definition program at the Silver Bell Mine beginning in Spring, 2006;

•

Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;

•

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000 on or before August 31, 2005 or any extended expiration date;

•

Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with Unico's status as a business development company; and

•

Raise a minimum of $5,000,000 in additional equity capital and/or other debt financing transactions.

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information Regarding Unico and its Operations

During the three and six month periods ended August 31, 2005, Unico, Incorporated (“the Company” or “UNCN”) an Arizona Corporation, was an investment holding company based on the Investment Company Act of 1940. Unico, Incorporated was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979. The names “Unico”, “we”, “our”, and “us” used in this report refer to Unico, Incorporated or to one of its portfolio investment companies.

On July 9, 2004 the Company's Board of Directors elected to have the company be regulated as a business development company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies".

As of August 31, 2005, the Company had the following three portfolio investments: Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc., and Bromide Basin Mining Company, LLC.  Deer Trail Mining and Bromide Basin Mining were originally operations of Unico, Incorporated; however, in June 2004, Unico formed each company as a separate operating entity, wholly-owned by Unico, and transferred all respective operations and assets into these separate operating companies.

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

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It was subsequently extended through August 31, 2005. Unico and Deer Trail Mining Company, LLC are attempting to negotiate a new lease or an extension to the most recent lease which expired August 31, 2005.  The most recent lease agreement is referred to in this report as the "Deer Trail Lease". The Deer Trail Lease required Unico to make monthly lease payments and pay a 3% net smelter return on ore removed from the Deer Trail Mine.

Pursuant to a Modification of Mining Lease and Option to Purchase dated May 31, 2004.  (a) Unico paid all past due royalties, taxes, assessments and all other amounts then owed under the Deer Trail Lease

(approximately $204,000) on or about September 1, 2004; (b) Unico paid a non-refundable payment of $1,000,000 on or about September 1, 2004, which will be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico pays an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005 or any extended due date which may be agreed upon by both parties; and (c) Unico will continue to make the payments required under the Deer Trail Lease during the extended lease term and any extension thereof.

Following the formation of the Deer Trail Mining Company in June 2004, Unico assigned all of the various assets, liabilities and operations associated with the Deer Trail Mine to Deer Trail Mining Company which has assumed responsibility for making payments under the Deer Trail Lease. Deer Trail Mining Company has been making the payments required under the Lease Modification.  Deer Trail Mining Company’s ability to make the required payments is dependent on either Unico or Deer Trail Mining Company raising substantial equity capital and/or securing substantial financing in the near future.  No assurance can be given that either Unico or Deer Trail Mining Company will be successful in its efforts to raise the necessary funds and/or secure the necessary financing.  If Unico and Deer Trail Mining Company fail in this regard, Unico and Deer Trail Mining Company will likely lose any rights they have to the Deer Trail Mine property.

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

The Pennolies Smelter in Torreon, Mexico has agreed to purchase concentrates from Deer Trail Mining Company. Deer Trail Mining Company may send some concentrates to the Teck Cominco Smelter in Trail, British Columbia, Canada to be tested and evaluated. Depending on the results of the tests, Deer Trail Mining Company may sell concentrates to the Teck Cominco Smelter.

Subsequent to the quarter ended August 31, 2005 Deer Trail Mining Company, LLC entered into a five-year purchase contract with PGM, LLC of Los Angeles where PGM will purchase precious metal bearing concentrates from the Deer Trail processing center.  The contract will not fully commence until the mill processing center is complete at the Deer Trail Mine.  PGM has advanced Deer Trail Mining Company, LLC $25,000 for an initial shipment of concentrates that will be produced on a pilot plant basis.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine beginning in Spring, 2006.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine.  Silver Bell Mining Company anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

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

The Company has started its pre-production feasibility study, and is currently analyzing the potential of the claims at the Bromide Basin Mines.

Plan of Operation

On July 9, 2004, the Company’s Board of Directors elected to have the Company be regulated as a business development company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies”.   The Company terminated its election to be regulated as a business development company on October 12, 2005, and is now functioning as an operating company.

During the next 12 months, Unico’s plan of operation is to raise approximately $5,000,000 which Unico intends to invest in its subsidiary companies, Deer Trail Mining Company, Bromide Basin Mining

Company and Silver Bell Mining Company.  The Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company intend to use the funds for the following purposes:

•

Analyze and certify, by independent lab, the samples taken from the Deer Trail Mine in the 2nd phase of completed exploratory drilling;

•

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

•

Upgrade the mine infrastructure at both the Deer Trail and Bromide Basin Mines;

•

Continue sampling and testing ore from the Bromide Basin and Deer Trail Mines to evaluate the most efficient means to conduct mining and milling activities;

•

Conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

•

Upgrade the screening plant and crushing facilities at the upper Deer Trail Mine and resume processing the ore dumps;

•

Exercise the purchase option or extend the Bromide Basin Mine lease prior to November 1, 2005;

•

Increase mining activities at the Deer Trail Mine and the Bromide Basin Mine;

•

Increase milling activities at the Deer Trail Mine;

•

Increase the number of employees from nine to approximately 25;

•

Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;

•

Commence an exploration and resource definition program at the Silver Bell Mine beginning in Spring, 2006;

•

Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine and Bromide Basin Mine;

•

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000 on or before August 31, 2005 or any extended expiration date;

•

Evaluate and possibly pursue potential acquisitions in the mining industry which are compatible with Unico's status as a business development company; and

•

Raise a minimum of $5,000,000 in additional equity capital and/or other debt financing transactions.

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  The Company's cash as of August 31, 2005 will sustain operations for approximately 60 days.

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

The estimated value of each investment shall be determined as follows:

• Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

• Where revenues and/or earnings are present, then the value shall be the greater of two point five times (2.5x) revenues or six times (6x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

• Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Board of Directors of the Company, using the above formula, has valued the Company’s investments at $230,000.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

Results of Operations

During the three months ended August 31, 2005, Unico experienced a net loss of $193,852 or approximately ($0.001) per share compared to a net loss of $1,714,480 or approximately ($0.02) per share for the same period last year.  During the six months ended August 31, 2005, Unico experienced a net loss of $880,975 or approximately ($0.004) per share compared to a net loss of $2,637,642 or approximately ($0.03) per share for the same period last year. Unico generated $300 of revenue in the three and six month periods ended August 31, 2005 compared to no revenue for the same periods ended August 31, 2004.

Unico attributes the $1,520,628 decrease in net loss for the three month period ended August 31, 2005 compared to the same period ended August 31, 2004 primarily to a $803,262 decrease in interest expense and a $423,191 decrease in the decline in value of investments.  Unico attributes the $1,756,667 decrease in net loss for the six month period ended August 31, 2005 compared to the same period ended August 31,

2004 primarily to a $793,166 decrease in interest expense and a $536,849 decrease in general and administrative expenses. The change in general and administrative expenses primarily resulted from decreases in consulting and professional fees.

The substantial decrease in interest expenses for the period ended August 31, 2005 is largely attributed to the fact that the Company has acquired less debt this period than the previous period ended August 31, 2004.  The Company has not been able to issue any new debentures and has been restricted in raising cash because of the interpretations of SEC staff attorneys.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of August 31, 2005 the Company had a deficit in working capital of $2,911,416.  The Company has accumulated $19,679,589 of net operating losses through August 31, 2005, which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its present portfolio companies.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash used in investing activities during the six month period August 31, 2005 was $242,488. This amount was invested into the Company’s portfolio investments.

We are dependent on raising approximately $5,000,000 to successfully implement our 12 month business plan described above.   With the approval of the proposal to withdraw the Company’s election to be treated as a BDC it will allow the Company to move forward.  We believe $5,000,000 can be raised with a combination of debt and equity.

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

We intend to seek shareholder approval to increase the number of shares of common stock authorized by our articles of incorporation, and then to seek additional capital from private sales of Unico's common stock.  If necessary, we may seek loans from our management and/or others. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We Will Need to Raise Additional Capital to Finance Operations

Past operations have relied on monies generated from external financing sources to fund our operations.  External financing will be required for the completion of our processing mill. Upon completion of the processing mill we anticipate that we will generate profits in the coming year so that we will not need to rely entirely on external financing to raise additional capital to fund our anticipated operating expenses and future expansion.    We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders. Changes in the securities laws affecting business, or new interpretations of existing laws, could affect our ability to raise capital. Our inability to obtain adequate financing may result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to the offering that was made subsequent to the year ended February 28, 2005, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Mark Lopez, our Chief Executive.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to implement our business plan.  We have no employment agreements or life insurance on Mr. Lopez.

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

Item 4. Control and Procedures.

(a) Evaluation of disclosure controls and procedures.

Mark A. Lopez who serves as Unico's chief executive officer and as Unico's chief financial officer, after evaluating the effectiveness of Unico's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, Unico's disclosure controls and procedures were adequate and effective to ensure that material information relating to Unico and its unconsolidated investments would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended May 31, 2005, the Company was notified by a staff attorney at the Securities and Exchange Commission (“Commission”) that certain debentures and convertible preferred stock issued by the Company were considered “senior securities” as defined by the Investment Company Act of 1940 (“Investment Act”). Unico believed at the time that the debentures and Series A Preferred shares were issued that they were not senior securities.   The Company may not have been in compliance with Section 18 of the Investment Act which required that the Company maintain net asset to senior security coverage of at least 200% while the Company was a business development company (“BDC”).  The Company’s efforts to restructure the obligations and preferred stock into a format acceptable with the Commission were unsuccessful. As a result, the Company may have been out of compliance with Sections 18, 27 and 61 of the Investment Act while the Company was a BDC.  On October 11, 2005, the Company’s shareholders approved a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC.  On October 12, 2005 the Company filed a Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 pursuant to Section 54(c) of the Act with the Commission in order to withdraw the Company’s election to be treated as a BDC.

On or about March 17, 2005, Eben C. Loewenthal filed a Complaint against Unico, Incorporated in the Third Judicial District Court in and for Salt Lake County, State of Utah, alleging that the Company owes him $33,000 which he loaned the Company in 2002 plus prejudgment statutory interest from and after June 24, 2002 until judgment and post-judgment interest thereafter. The Company is attempting to negotiate a settlement with Mr. Loewenthal.

On or about September 29, 2005, Connors Drilling, LLC filed a Complaint against Unico, Inc., Deer Trail Mining Company, LLC and Crown Mines, LLC in the Sixth Judicial District Court in and for Piute County, State of Utah alleging that the defendants owe $67,889.25 plus pre-judgment and post-judgment interest, attorney’s fees and costs.  Connors Drilling, LLC alleges that it agreed to perform core drilling in and for the Deer Trail Mine in exchange for the payment of services, and that there is a current balance due of $67,889.25 for the work performed by Connors Drilling.  The Complaint alleges breach of contract and unjust enrichment, and Connors Drilling, LLC also seeks to foreclose on a mining lien which it has filed against the Deer Trail Mine and the 680 acres of real property owned by the Company located nearby.  The Company intends to attempt to negotiate a settlement with Connors Drilling, LLC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2005, the Company issued a stock subscription payable for 28,519,000 shares of common stock at a purchase price of $60,000, or approximately $0.0021 per share. No underwriter was involved in this transaction and no underwriting discounts or commissions were paid.  The Company has agreed to issue the stock if and when it becomes available to do so.  If the Company is not able to issue the stock, then the Company must repay the principal plus interest at 8.0% per annum.  The Company intends to issue the shares in reliance on the registration exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that certain debentures and convertible preferred stock issued by the Company were considered "senior securities" as defined by the Investment Company Act of 1940. The Staff of the Commission believes that the issuance of these securities and the design of the Company’s capital structure were made in an effort to dilute the economic and voting interest of the other shareholders of the Company and that such capital structure violates the Investment Company Act of 1940.  The Company believed at the time that the debentures and Series A Preferred shares were issued that they were not senior securities. However, the Company may not be in compliance with Section 18 of the Investment Company Act of 1940 which requires that the Company maintain net assets to senior security coverage of at least 200%. The Company's efforts to restructure the obligations and preferred stock into a format acceptable with the Commission were unsuccessful. As a result, the Company may be out of compliance with Sections 18 and 61 of the Investment Company Act of 1940, and the Company has pursued various options to extinguish the stock or otherwise become compliant. The Company could be subject to enforcement action by the Commission in connection with the foregoing.  The Company believes it will be better able to address its capital structure if it were not subject to the BDC Provisions.

On October 11, 2005, a Special Meeting of the Unico shareholders was held to consider and vote upon a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC pursuant to Section 54(c) under the Investment Company Act.  The proposal was approved with 273,314,014 shares voting in favor, 7,582,854 shares voting against and 2,072,681 shares abstaining.  On October 12, 2005 a Notification of Withdrawal was filed with the Commission so that Unico may begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q has been identified.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

By:/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

Dated: October 26, 2005

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark A. Lopez, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Unico, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 26, 2005	By: /s/ Mark A. Lopez Mark A. Lopez, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark A. Lopez, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Unico, Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 26, 2005	By: /s/ Mark A. Lopez Mark A. Lopez, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-Q for the period ending August 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer October 26, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-Q for the period ending August 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer October 26, 2005

SEC\0619.2