Form 10QSB
period 2005-11-30
UNICO INC /AZ/
filed 2006-01-26
CIK 1110737

UNITED STATE

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ____________ to ________________

Commission file number 000-30239

UNICO, INCORPORATED
(Exact name of small business issuer as specified in its charter)

Arizona	86-0205130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108

(Address of principal executive offices)

(619) 209-6124

(Issuer's telephone number)

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 3, 2006, the issuer had outstanding 498,427,896 shares of its common stock, $0.10 par value per share and 10,000,000 shares of its Series A Preferred Stock, $0.001 par value per share. Series A Preferred Stock is convertible to common stock on a one for one share basis.

Transitional Small Business Disclosure Format Yes [  ]  No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED

FINANCIAL STATEMENTS

NOVEMBER 30, 2005

UNICO, INCORPORATED Consolidated Balance Sheet
ASSETS
November 30,
2005
(Unaudited)
Current Assets
Cash	$39,534
Savings- CD Bond	136,100
Prepaid expense	3,664
Total Current Assets	179,298
Equipment, Net	797,969
Other Assets:
Reclamation Assets	61,637
Total Other Assets	61,637
Investments
Investments	-
Total Investments	-
Total Assets	$1,038,904
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank Overdrafts	$12,050
Accounts Payable	438,565
Accrued Expenses	535,150
Notes Payable - related party	48,000
Taxes payable	787
Accrued interest payable	408,380
Accrued interest payable – related party	87,412
Stock Payable	242,500
Debentures payable	1,167,500
Debentures payable-related party	675,774
Contingent liabilities	286,000
Total Current Liabilities	3,902,118
Total Liabilities	3,902,118
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 10,000,000 and 10,000,000 Shares Issued and Outstanding respectively	10,000
Common Stock, Authorized 500,000,000 Shares, $0.10 Par Value,498,427,896 and 498,427,896 Shares Issued and Outstanding respectively	49,842,791
Additional Paid in Capital	(32,847,072)
Accumulated Deficit	(19,868,933)
Total Stockholders' Equity	(2,863,214)
Total Liabilities and Stockholders' Equity	$1,038,904
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED Consolidated Statements of Operations
(Unaudited)
	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2005	2004	2005	2004
Sales of precious minerals	$26,202	$-	$25,000	$-
Total Revenues	26,202	-	25,000	-
Operating Expenses
Wages mining	150,284	43,409	40,803	43,409
Lease expense	-	1,000,000	-	1,000,000
Drilling and mining expense	173,616	122,685	153,602	122,685
General and Administrative expense	536,294	826,967	171,724	238,430
Total Operating Expenses	860,194	1,993,061	366,129	1,404,524
Net Operating (Loss)	(833,992)	(1,993,061)	(341,129)	(1,404,524)
Other Income (Expense)
Interest expense	(143,363)	(157,757)	(49,451)	(33,115)
Beneficial conversion expense	(295,000)	(2,732,479)	-	(1,675,000)
Interest income	300	-	-	-
Gain (loss) on settlement of debt	-	(215,074)	-	8,397
Other Income	19,886	-	19,386	-
Total Other Income (Expense)	(418,177)	(3,105,310)	(30,065)	(1,699,718)
LOSS FROM CONTINUING OPERATIONS	(1,252,169)	(5,098,371)	(371,194)	(3,104,242)
Income Tax Expense	-	-	-	-
Net (Loss)	$(1,252,169)	$(5,098,371)	$(371,194)	$(3,104,242)
Net (Loss) Per Share	$(0.00)	$(0.03)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	498,427,896	158,277,871	498,427,896	280,861,962
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 28, 2005	10,000,000	$ 10,000	498,427,896	$ 49,842,791	$ (33,052,072)	$ (18,616,764)
March 2005, preferred stock purchased from related party (unaudited)	(3,000,000)	(3,000)	-	-	(177,000)	-
March 2005, preferred stock issued for related party debt extinguishments (unaudited)	3,000,000	3,000	-	-	87,000	-
Beneficial conversion expense related to convertible debentures (unaudited)	-	-	-	-	295,000	-
Net loss for period ended November 30, 2005 (Unaudited)	-	-	-	-	-	(1,252,169)
Balance, November 30, 2005 (Unaudited)	10,000,000	$ 10,000	498,427,896	$ 49,842,791	$ (32,847,072)	$ (19,868,933)

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED Consolidated Statement of Cash Flows (Unaudited)
	For the Nine Months Ended November 30,
	2005	2004

Cash Flows from Operating Activities:
Net Loss	$(1,252,169)	$(5,098,371)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	594	24,817
Beneficial Conversion Expense	295,000	2,732,479
Common Stock issued for services	-	250,000
Preferred stock issued for services	-	49,994
Loss on settlement of debt	-	223,471
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid expense and refundable deposits
	-	(7,365)
Increase (Decrease) in Accounts payable and other liabilities
	494,109	68,435
Net Cash Used by Operating Activities	(462,466)	(1,756,540)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(20,000)	(4,231)
Investment in land and mining operations	-	(516,189)
Net Cash Used by Investing Activities	(20,000)	(520,420)
Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft	12,051	(9,211)
Proceeds from stock payable	242,500	-
Proceeds from notes payable	-	101,800
Proceeds from convertible debentures	250,000	2,475,000
Payments on notes and debentures	(21,145)	(37,000)
Net Cash Provided by Financing Activities	483,406	2,530,589
Increase in Cash	940	253,629
Cash and at Beginning of Period	38,594	33,000
Cash and Cash Equivalents at End of Period	$39,534	$286,629
Cash Paid For:
Interest	$-	$22,166
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$250,000
Preferred stock issued for services	$-	$49,994
Preferred stock issued for debt extinguishments	$90,000	$171,550

Preferred stock issued for debt extinguishments- related party	$-	$492,662
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

  Notes to the Financial Statements

November 30, 2005

NOTE 1 – FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its February 28, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ending February 28, 2006.

NOTE 2 – CHANGE IN ACCOUNTING PRACTICES

Withdrawal  as a Business Development Company

On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940.  On August 1, 2005, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a business development company (“BDC”) as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On October 11, 2005, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC effective immediately, upon receipt by the Securities Exchange Commission of a Notification of Withdrawal, so that it could begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.   This meant that the Company would no longer be entitled to raise up to $5 million annually under an exemption from securities registration available to BDCs which could make raising additional capital difficult.  On October 12, 2005 a Notification of Withdrawal was filed with the Securities and Exchange Commission.

Significant change in method of accounting

The election to withdraw the Company as a BDC under the Investment Company Act has resulted in a significant change in the Company’s required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDC’s to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment.

Effect

As an operating company, the Company must consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDC’s. As a result, in accordance with FAS 154, the accompanying financial statements have been presented on an operating and consolidated basis for all periods presented on a retrospective basis.

NOTE 3 – NATURE OF ORGANIZATION

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

On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940. Prior to filing the N-54A Notification, Unico formed two new wholly-owned subsidiaries in late June 2004. Unico's Deer Trail Mine operations are now being conducted through Unico's wholly-owned subsidiary, Deer Trail Mining Company, LLC, a Nevada limited liability company. Unico's Bromide Basin Mine operations are now being conducted through Unico's wholly-owned subsidiary, Bromide Basin Mining Company, LLC, a Nevada limited liability company. Unico also owns Silver Bell Mining Company, Inc.  On August 1, 2005, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a business development company as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On October 11, 2005, a Special Meeting of the Unico shareholders was held to consider and vote upon a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC and the proposal was approved.  On October 12, 2005 a Notification of Withdrawal was filed with the Securities and Exchange Commission so that Unico could begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.

The Company presently has three subsidiaries: Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc., and Bromide Basin Mining Company, LLC.  Deer Trail Mining and Bromide Basin Mining were originally operations of Unico, Incorporated; however, in June 2004, Unico formed each company as a separate operating entity, wholly-owned by Unico, and transferred all respective operations and assets into these separate operating companies.  The accompanying financial statements are those of the Company and its wholly owned subsidiaries, Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc. and Bromide Basin Mining Company, LLC.

NOTE 4 – MATERIAL EVENTS

During the quarter ended November 30, 2005 the Company received $132,500 for a stock payable agreement for 44,586,640 shares of common stock.  The Company agrees to repay the money with stock if and when stock becomes available to do so.  If it is not able to repay in stock then it will repay the principal plus interest of 8% per annum. $110,000 was raised in the prior quarters for 48,519,000 shares of common stock on the same terms bringing the stock payable due to $242,500 for 93,105,640 shares of common stock.

Unico, Incorporated (the “Company”) withdrew its election under Section 54(a) of the Investment Act of 1940 on October 12, 2005 on the following basis:

The Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that certain debentures and convertible preferred stock issued by the Company were considered "senior securities" as defined by the Investment Company Act of 1940. The Staff of the Commission believes that the issuance of these securities and the design of the Company’s capital structure were made in an effort to dilute the economic and voting interest of the other shareholders of the Company and that such capital structure violates the Investment Company Act of 1940.  The Company believed at the time that the debentures and Series A Preferred shares were issued that they were not senior securities. However, the Company may not have been in compliance with Section 18 of the Investment Company Act of 1940 which required the Company to maintain net assets to senior security coverage of at least 200%. The Company's efforts to restructure the obligations and preferred stock into a format acceptable with the Commission were unsuccessful. As a result, the Company may have been out of compliance with Sections 18 and 61 of the Investment Company Act of 1940, and the Company pursued various options to extinguish the stock or otherwise become compliant. The Company could be subject to enforcement action by the Commission in connection with the foregoing.  The Company believes it is now better able to address its capital structure since it is no longer subject to the BDC Provisions.

NOTE 5 – COMMON STOCK

The authorized common stock of the Company consists of 500,000,000 shares, par value $0.10 of which 498,427,896 shares were issued and outstanding on November 30, 2005, with 1,572,104 shares authorized but unissued. As of November 30, 2005, the Company has 2,260,000 options outstanding with an exercise price of $0.10 per share. There is also a stock payable for $242,500 related to the issuance of 93,105,640 shares. The Company has called a special meeting of shareholders to be held on February 2, 2006 to approve a proposal to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 5,000,000,000.

NOTE 6 - OUTSTANDING STOCK OPTIONS AND WARRANTS

A summary of the Company’s outstanding stock options as of February 28, 2005 and November 30, 2005 including all changes during the current fiscal year is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at February 29, 2004:	3,415,000	$ 0.10
Options expired in fiscal 2005	(580,000)	-
Total options outstanding, February 28, 2005	2,835,000	$ 0.10

Summary of activity for the nine months ended November 30, 2005:

Balance at February 28, 2005	2,835,000	$ 0.10
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	575,000	-
Outstanding, November 30, 2005	2,260,000	$ 0.10

Exercisable, November 30, 2005	2,260,000	$ 0.10

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from its inception through November 30, 2005.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

The Company has raised a total of $2,975,000 through the issuance of convertible debentures since July 2004.  This has allowed the company to sustain operations.  The Company will have to raise an additional $5,000,000 to fully implement the operational plans of its subsidiaries.  Additional equity or debt financing is being sought but there are no current commitments.

During the next 12 months, Unico’s plan of operation is to raise approximately $5,000,000 which Unico intends to invest in its subsidiary companies, Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company intend to use the funds for the following purposes:

·

Ship core samples taken from the completed 2nd phase of exploratory drilling at the Deer Trail Mine and have them analyzed/certified by an independent lab;

·

Continue sampling and testing ore from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

·

Increase mining and milling activities at the Deer Trail Mine;

·

Upgrade the mine infrastructure at the Deer Trail Mine;

·

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

·

Acquire a pilot mill to accommodate temporary production of concentrates to PGM Company while upgrades are made to the existing mill at the Deer Trail Mine;

·

Upgrade the screening plant and crushing facilities at the upper Deer Trail Mine and resume processing the ore dumps;

·

Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine;

·

Increase the number of employees from nine to approximately 25;

·

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising its    purchase option from Kaibab Industries;

·

Exercise the purchase option or extend the Bromide Basin Mine lease;

·

Commence an exploration and resource definition program at the Silver Bell Mine beginning in Spring/Summer, 2006;

·

Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;

·

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000; and

·

Raise a minimum of $5,000,000 in additional equity capital and/or other debt financing transactions.

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's cash as of November 30, 2005 will sustain operations for approximately 60 days.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements.

When used in this Form 10-QSB, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.  ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

General Information Regarding Unico and its Operations.

Unico was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company (“BDC”) pursuant to Section 54 of the Investment Company Act of 1940.   On August 1, 2005, the Board of Directors unanimously approved a proposal to withdraw the Company’s election to be treated as a business development company as soon as practicable so that Unico could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On October 11, 2005, a Special Meeting of the Unico shareholders was held to consider and vote upon a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC and the proposal was approved.  On October 12, 2005 a Notification of Withdrawal was filed with the Securities and Exchange Commission so that Unico could begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.

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

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It was subsequently extended through August 31, 2005 through a Modification of Mining Lease and Option to Purchase dated May 31, 2004. Pursuant to the Modification of Mining Lease and Option to Purchase dated May 31, 2004:  (a) Unico paid all past due royalties, taxes, assessments and all other amounts then owed under the Deer Trail Lease (approximately $204,000) on or about September 1, 2004; (b) Unico paid a non-refundable payment of $1,000,000 on or about September 1, 2004, which was to be counted as a payment toward exercise of the option to purchase the Deer Trail Mine if Unico paid an additional $3,000,000 to purchase the Deer Trail Mine on or before August 31, 2005 or any extended due date which may be agreed upon by both parties; and (c) Unico agreed to continue to make the payments required under the Deer Trail Lease during the extended lease term and any extension thereof.

Unico and Deer Trail Mining Company, LLC are now attempting to negotiate a new lease or an extension to the most recent lease which expired August 31, 2005.  The most recent lease agreement is referred to in this report as the "Deer Trail Lease". The Deer Trail Lease required Unico to make monthly lease payments and pay a 3% net smelter return on ore removed from the Deer Trail Mine.

Following the formation of the Deer Trail Mining Company in June 2004, Unico assigned all of the various assets, liabilities and operations associated with the Deer Trail Mine to Deer Trail Mining Company which has assumed responsibility for making payments under the Deer Trail Lease.  If Unico and the Deer Trail Mining Company are successful in their efforts to negotiate a new lease or an extension of the term of the Deer Trail Lease which expired August 31, 2005, their ability to make the required payments will be dependent on either Unico or Deer Trail Mining Company raising substantial equity capital and/or securing substantial financing in the near future.  No assurance can be given that either Unico or Deer Trail Mining Company will be successful in its efforts to raise the necessary funds and/or secure the necessary financing.  If Unico and Deer Trail Mining Company fail to negotiate a new lease or an extension of the term of the Deer Trail Lease, or if they fail in their efforts to raise substantial additional equity capital and/or secure substantial additional financing,, Unico and Deer Trail Mining Company will likely have lost all rights they had to the Deer Trail Mine property.

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

In early 2005, Deer Trail Mining Company contracted with Connors Drilling to commence an underground diamond core drill program. This 2nd phase of exploratory drilling inside the PTH Tunnel of the Deer Trail Mine has been completed. The Phase II underground diamond core drilling program was primarily designed to target known horizons of mineralization and identify new mineralized horizons throughout the main ore channel of the Deer Trail Mine. The Company completed 7,235 feet of diamond core drilling and finished 13 underground drill holes. All of the holes drilled reported to intersect mineralization within their designated targets. In a preliminary report by geologists, a total of approximately 514 feet of mineralization was intersected and consisted mostly of sulfide minerals (e.g. tetrahedrite, galena, pyrite, chalcopyrite and sphalerite). Other intercepts were encountered through oxidized mineral not reported in this total, as well as zones of subtly altered rock that may contain high mineral values and offer significant potential. The company is now working on final independent core logging and splitting verification. Once complete, it plans to ship its core samples to an independent lab for analysis.

On August 31, 2005, Deer Trail Mining Company entered into a five-year purchase contract with PGM, LLC of Los Angeles under which PGM will purchase precious metal bearing concentrates from the Deer Trail processing center.  Most sales will not occur until the mill processing center is complete at the Deer Trail Mine.  PGM has advanced Deer Trail Mining Company $25,000 for an initial shipment of concentrates that will be produced on a pilot plant basis.

Silver Bell Mining Company, Inc.

Silver Bell Mining Company, Inc. was incorporated in the State of Utah on April 26, 1993. It has acquired 26 patented mining claims located in American Fork Canyon, Utah County, Utah, which is organized into three separate parcels. The claims contain mining properties that have not been mined for production since 1983. The properties were mined primarily for silver, lead and zinc. There are no known, proven or probable reserves on the property.

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

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease").  Following the formation of the Bromide Basin Mining Company in June 2004, Unico assigned all of its assets, liabilities and operations associated with the Bromide Basin Mines to Bromide Basin Mining Company. A Second Revised Mining Lease and Option to Purchase was entered into with Bromide Basin Mining Company in May 2005 (the “Second Revised Mining Lease”). Under the Second Revised Kaibab Mining Lease, Kaibab Industries, Inc. leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Second Revised Mining Lease expired November 1, 2005, and granted to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price was $835,000 for all specified mining claims, mill sites and dumps being leased. As consideration for the Second Revised Mining Lease, Bromide Basin Mining Company has agreed to pay Kaibab Industries in advance the sum of $5,000 per month and pay a five percent (5%) net smelter return upon all ore taken from the leased premises each month, to the extent that the amount for any month exceeds the $5,000 monthly base rent.

The primary purpose of the agreement was to allow Bromide Basin Mining Company access to the claims to conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising the purchase option from Kaibab Industries.

The Company has started its pre-production feasibility study, and is currently analyzing the potential of the claims at the Bromide Basin Mines.

Unico wants to obtain a new lease or an extension of the Second Revised Mining Lease on the Bromide Basin mines property.  In the event Unico can raise substantial additional funds or obtain substantial additional financing, Kaibab Industries, Inc. has stated that it will consider entering into a new lease or extending the term of the Second Revised Mining Lease, provided that any such arrangement must include a payment of existing amounts owed by Unico to Kaibab Industries, Inc..

Plan of Operation

During the next 12 months, Unico’s plan of operation is to raise approximately $5,000,000 which Unico intends to invest in its subsidiary companies, Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company intend to use the funds for the following purposes:

·

Ship core samples taken from the completed 2nd phase of exploratory drilling at the Deer Trail Mine and have them analyzed/certified by an independent lab;

·

Continue sampling and testing ore from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

·

Increase mining and milling activities at the Deer Trail Mine;

·

Upgrade the mine infrastructure at the Deer Trail Mine;

·

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

·

Acquire a pilot mill to accommodate temporary production of concentrates to PGM Company while upgrades are made to the existing mill at the Deer Trail Mine;

·

Upgrade the screening plant and crushing facilities at the upper Deer Trail Mine and resume processing the ore dumps;

·

Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine;

·

Increase the number of employees from nine to approximately 25;

·

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

·

Exercise the purchase option or extend the Bromide Basin Mine lease;

·

Commence an exploration and resource definition program at the Silver Bell Mine beginning in Spring/Summer, 2006;

·

Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;

·

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000; and

·

Raise a minimum of $5,000,000 in additional equity capital and/or other debt financing transactions.

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's cash as of November 30, 2005 will sustain operations for approximately 60 days.

Results of Operations.

During the three months ended November 30, 2005, Unico experienced a net loss in the amount of $371,194 or approximately ($0.00) per share compared to a net loss of $3,104,242 or approximately ($0.01) per share for the same period in 2004.  During the nine months ended November 30, 2005, Unico incurred a net loss of $1,252,169, or approximately ($0.003) per share compared to a net loss of $5,098,371 or approximately ($0.03) per share for the same period in 2004.

For the three months ended November 30, 2005, Unico reported revenues of $26,202 compared to no revenue for the three months ended November 30, 2004.  For the nine months ended November 30, 2005, Unico reported revenues of $26,202 compared to no revenue for the nine months ended November 30, 2004.

Unico attributes the $2,733,048 decrease in net loss for the three month period ended November 30, 2005 compared to the same period ended November 30, 2004 primarily to a $1,665,164 decrease in interest expense and a $1,000,000 decrease in lease expense.  Unico attributes the $3,846,202 decrease in net loss for the nine month period ended November 30, 2005 compared to the same period ended November 30, 2004 primarily to a $2,451,873 decrease in interest expense, a $1,000,000 decrease in lease expense and a $290,673 decrease in general and administrative expenses. The change in general and administrative expenses primarily resulted from decreases in consulting and professional fees.

The substantial decreases in interest expense for the three and nine month periods ended November 30, 2005 are largely attributed to the fact that the Company acquired less debt during the three and nine month periods ended November 30, 2005 than during the previous three and nine month periods ended November 30, 2004.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of November 30, 2005 the Company had a deficit in working capital of $3,722,820.  The Company has accumulated $19,868,933 of net operating losses through November 30, 2005, which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Cash used in investing activities during the nine month period ended November 30, 2005 was $20,000. This amount was invested into the Company’s subsidiary Deer Trail Mining Company.

We are dependent on raising approximately $5,000,000 to successfully implement our 12 month business plan described above.  The Company’s termination of its election to be regulated as a business development company has allowed the Company to move forward.  We believe $5,000,000 can be raised with a combination of debt and equity.

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

The Company has filed a notice of a special meeting of shareholders to be held on February 2, 2006 to approve a proposal to amend the Company’s articles of incorporation to increase the number of shares of common stock authorized, and then to seek additional capital from private sales of Unico's common stock.  If necessary, we may seek loans from our management and/or others. In the event income from mining operations is delayed or is insufficient to cover operating expenses, then Unico will need to seek additional funds from equity or debt financing.

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

(b) Changes in internal controls.

There were no significant changes in Unico's internal controls or in other factors that could affect Unico's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

On or about March 17, 2005, Eben C. Loewenthal filed a Complaint against Unico, Incorporated in the Third Judicial District Court in and for Salt Lake County, State of Utah (Civil No. 050905311), alleging that the Company owes him $33,000 which he loaned the Company in 2002 plus prejudgment statutory interest from and after June 24, 2002 until judgment and post-judgment interest thereafter.  The parties subsequently settled the matter with the Company agreeing to repay the principal and accrued interest at 10% per annum.  The Company has made an initial $5,000 payment, and the balance is due on or before January 31, 2006.  In the event the Company does not pay the final payment timely, a judgment by consent may be entered against Unico for the remaining amount owing.

On or about September 29, 2005, Connors Drilling, LLC filed a Complaint against Unico, Inc., Deer Trail Mining Company, LLC and Crown Mines, LLC in the Sixth Judicial District Court in and for Piute County, State of Utah (Civil No. 050600016) alleging that the defendants owe $67,889.25 plus pre-judgment and post-judgment interest, attorney’s fees and costs.  Connors Drilling, LLC alleges that it agreed to perform core drilling in and for the Deer Trail Mine in exchange for the payment of services, and that there is a current balance due of $67,889.25 for the work performed by Connors Drilling.  The Complaint alleges breach of contract and unjust enrichment, and Connors Drilling, LLC also seeks to foreclose on a mining lien which it has filed against the Deer Trail Mine and the 680 acres of real property owned by the Company located nearby.  The parties have entered into a settlement agreement pursuant to which Unico has agreed to pay the amounts sought in the Complaint.  Unico has already paid $20,000.  Unico is to pay an additional $15,000 on or before January 31, 2006 and the balance on or before February 28, 2006.  In the event Unico does not make the remaining payments on a timely basis, a Confession of Judgment and Decree of Foreclosure may be entered against Unico and Deer Trail Mining Company, LLC.  Should this occur, the Company’s interest in the property subject to the mining lien could be sold at a public auction.

On or about December 5, 2005, Atlas Sales, Inc. filed a Complaint against Unico, Incorporated in Pima County Justice Court, Arizona (Civil No. 05027200) alleging that Unico owes $3,986.84 for the rental of certain equipment during 2002 and related charges, interest of $838.56 through December 1, 2003, additional accrued interest at the rate of 18.0% per annum since December 1, 2003, and attorneys fees and related court costs.  The parties are in the process of finalizing a settlement that should provide for Unico to pay the amount owing in six consecutive monthly payments.

Kaibab Industries, Inc., the lessor of the Bromide Basin Mine property, has demanded that Unico pay it $120,119.66, plus accrued interest, which it alleges is due on a promissory note dated April 1, 2003 which is secured with certain equipment owned by Unico.  Kaibab Industries, Inc. has also demanded that Bromide Basin Mining Company, LLC pay $30,000 for unpaid rent which it alleges is owed under the Second Revised Mining Lease and Option to Purchase (the “Lease”) plus $3,591.62 for taxes and mining claim renewal fees to be reimbursed pursuant to the Lease.  The Lease expired on October 31, 2005.  Kaibab Industries, Inc. has threatened to file suit to collect the amounts it alleges are owing.  Unico has been in discussions with Kaibab Industries, Inc. concerning the possibility of restructuring the payment of the amounts owing and to renew and/or extend the existing Lease.  Unico hopes to obtain substantial additional funding in the near future, part of which can be used to settle the obligations with Kaibab Industries, Inc. and to seek to obtain a renewal and/or extension of the Lease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2005, the Company issued a stock subscription payable for 44,586,640 shares of common stock at a purchase price of $132,000, or approximately $0.0029 per share. No underwriter was involved in this transaction and no underwriting discounts or commissions were paid.  The Company has agreed to issue the stock if and when it becomes available to do so.  If the Company is not able to issue the stock, then the Company must repay the principal plus interest at 8.0% per annum.  The Company intends to issue the shares in reliance on the registration exemption in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

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

Unico recently mailed a Proxy Statement to its shareholders concerning a Special Meeting of the Unico Shareholders to be held February 2, 2006 to vote on the following matters: (a) a proposal to amend Unico’s Articles of Incorporation to increase the number of authorized shares of common stock to 5,000,000,000; (b) a proposal to amend Unico’s Articles of Incorporation to authorize Unico’s Board of Directors to effect a reverse stock split of Unico’s common stock at a ratio of up to one-for–one hundred during the six month period following the date of the Special Meeting of Unico’s Shareholders; (c) a proposal to reduce the par value of Unico’s common stock from $0.10 per share to $0.001 per share; and (d) a proposal to approve Unico’s 2005 Non-Qualified Stock Option Plan.

Item 5. Other Information.

On October 12, 2005, the Company filed a Form N54-C with the Securities and Exchange Commission revoking the previous election to be treated as a business development company under the Investment Act of 1940.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.43	Purchase Contract between PGM, LLC and Deer Trail Mining Company, LLC dated August 31, 2005	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: January 25, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuers board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: January 25, 2006

/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: January 25, 2006

/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending November 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

January 25, 2006

/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending November 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

January 25, 2006

/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer