Form 10QSB/A
period 2005-11-30
UNICO INC /AZ/
filed 2006-02-27
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note:

The purpose of this amendment to the Company’s Form 10-QSB originally filed on January 26, 2006 for the quarter ended November 30, 2005 is to amend Part I, Item 1 – Financial Statements for the restatements identified in Note 8 to the consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED

FINANCIAL STATEMENTS

NOVEMBER 30, 2005

UNICO, INCORPORATED
Consolidated
Balance Sheet
ASSETS

November 30,
2005
(Unaudited) (Restated)

Current Assets

Cash	$39,534
Savings- CD Bond	136,100

Total Current Assets	175,634
Equipment, Net	710,750
Other Assets:

Reclamation Assets	61,637
Total Other Assets	61,637

Investments

Investments	-
Total Investments	-
Total Assets	$948,021

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Bank Overdrafts	$12,050
Accounts Payable	396,707
Accrued Expenses	535,150
Notes Payable - related party	48,000
Taxes payable	787
Reclamation obligations	47,476
Accrued interest payable	408,380
Accrued interest payable - related party	87,412
Stock Payable	242,500
Debentures payable	1,167,500
Debentures payable-related party	675,774
Contingent liabilities	286,000
Total Current Liabilities	3,907,736
Total Liabilities	3,907,736

Stockholders' Equity

Preferred Stock, Authorized 20,000,000 Shares, $0.001 Par Value, 10,000,000 Shares Issued and Outstanding	10,000
Common Stock, Authorized 500,000,000 Shares, $0.10 Par Value,498,427,896 Shares Issued and Outstanding	49,842,791
Additional Paid in Capital	(32,847,072)
Accumulated Deficit	(19,965,434)

Total Stockholders' Equity	(2,959,715)

Total Liabilities and Stockholders' Equity	$948,021

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Consolidated
Statements of Operations
(Unaudited)

For the Nine Months Ended November 30,	For the Three Months Ended November 30,

2005	2004	2005	2004

	(Restated)		(Restated)

Sales of precious minerals	$26,202	$-	$25,000	$-
Total Revenues	26,202	-	25,000	-
Operating Expenses
Wages mining	150,284	43,409	40,803	43,409
Lease expense	-	1,000,000	-	1,000,000
Drilling and mining expense	266,453	122,685	246,439	122,685
General and administrative expense	539,958	826,967	175,388	238,430
Total Operating Expenses	956,695	1,993,061	462,630	1,404,524
Net Operating Loss	(930,493)	(1,993,061)	(437,630)	(1,404,524)
Other Income (Expense)
Interest expense	(143,363)	(157,757)	(49,451)	(33,115)
Beneficial conversion expense	(295,000)	(2,732,479)	-	(1,675,000)
Interest income	300	-	-	-
Gain (loss) on settlement of debt	-	(215,074)	-	8,397
Other Income	19,886	-	19,386	-
Total Other Income (Expense)	(418,177)	(3,105,310)	(30,065)	(1,699,718)
LOSS FROM CONTINUING OPERATIONS	(1,348,670)	(5,098,371)	(467,695)	(3,104,242)
Income Tax Expense	-	-	-	-
Net (Loss)	$(1,348,670)	$(5,098,371)	$(467,695)	$(3,104,242)
Net (Loss) Per Share	$(0.00)	$(0.03)	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	498,427,896	158,277,871	498,427,896	280,861,962

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

Statements of Stockholders' Equity (Deficit)

Additional	Retained

Preferred Stock	Common Stock	Paid-in	Earnings

	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 28, 2005	10,000,000	$ 10,000	498,427,896	$ 49,842,791	$ (33,052,072)	$ (18,616,764)
March 2005, preferred stock purchased from related party (unaudited)	(3,000,000)	(3,000)	-	-	(177,000)	-
March 2005, preferred stock issued for related party debt extinguishments (unaudited)	3,000,000	3,000	-	-	87,000	-
Beneficial Conversion Expense related to Convertible Debentures (unaudited)	-	-	-	-	295,000	-
Net Loss for period ended November 30, 2005 (unaudited) (restated)	-	-	-	-	-	(1,348,670)
Balance, November 30, 2005 (unaudited) (restated)	10,000,000	$ 10,000	498,427,896	$ 49,842,791	$ (32,847,072)	$ (19,965,434)

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED Consolidated Statement of Cash Flows (Unaudited)

For the Nine Months Ended November 30,

	2005	2004
	(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,348,670)	$(5,098,371)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	87,813	24,817
Accretion expense	5,618	-
Beneficial Conversion Expense	295,000	2,732,479
Common Stock issued for services	-	250,000
Preferred stock issued for services	-	49,994
Loss on settlement of debt	-	223,471
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Prepaid expense and refundable deposits	3,664	(7,365)
Increase (Decrease) in:
Accounts Payable and other liabilities	494,109	68,435
Net Cash Used by Operating Activities	(462,466)	(1,756,540)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(20,000)	(4,231)
Investment in land and mining operations	-	(516,189)
Net Cash Used by Investing Activities	(20,000)	(520,420)
Cash Flows from Financing Activities:
Increase (decrease) in bank overdraft	12,051	(9,211)
Proceeds from stock payable	242,500	-
Proceeds from notes payable	-	101,800
Proceeds from convertible debentures	250,000	2,475,000
Payments on notes and debentures	(21,145)	(37,000)
Net Cash Provided by Financing Activities	483,406	2,530,589
Increase in Cash	940	253,629
Cash at Beginning of Period	38,593	33,000
Cash at End of Period	$39,533	$286,629
Cash Paid For:
Interest	$-	$22,166
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$250,000
Preferred stock issued for services	$-	$49,994
Preferred stock issued for debt extinguishments	$90,000	$171,550
Preferred stock issued for debt extinguishments-related party	$-	$492,662

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

NOTE 5 – COMMON STOCK

As of November 30, 2005, the Company had 498,427,896 shares of common stock issued and outstanding with 1,572,104 shares authorized but unissued. The Company also has 2,260,000 options outstanding with an exercise price of $0.10 per share. In addition, there is a stock payable for $242,500 related to the issuance of 93,105,640 shares.

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

NOTE 8 – RESTATEMENT

The report for the quarter ending November 30, 2005 is being amended to reflect an increase in depreciation and accretion expense for Deer Trail Mining of $92,837 and an increase of insurance expense of $3,664 for the Company. The Company’s consolidated financial statements reflect an increase in expenses of $96,501 with a corresponding decrease in assets of $90,883 and an increase in liabilities of $5,618.

All such changes have been consistently applied to all periods presented and a comparison of the amounts previously reported to the restated amounts presented in this 2005 Third Quarter 10-QSB/A are shown as follows:

UNICO, INCORPORATED Consolidated Balance Sheet

ASSETS

	November 30,		November 30,
	2005	Changes	2005
	(Unaudited)		(Unaudited)
	As Previously Filed		As Restated

TOTAL ASSETS	$ 1,038,904	$ (90,883)	(1)	$ 948,021

LIABILITIES AND STOCKHOLDERS' DEFICIT

November 30,		November 30,
2005	Changes	2005
(Unaudited)		(Unaudited)

As Previously Filed	As Restated

CURRENT LIABILITIES
Total Liabilities	$ 3,902,118	$ 5,618	(2)	$ 3,907,736

STOCKHOLDERS' DEFICIT

Accumulated deficit	$ (19,868,933)	$ (96,501)	$ (19,965,434)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$ 1,038,904	$ 948,021

Net Loss:

Nine months ended November 30, 2005	$ (1,252,169)	$ (96,501)	(1) (2)	$ (1,348,670)

Three months ended November 30, 2005	$ (371,194)	$ (96,501)	(1) (2)	$ (467,695)

(1) Increase in depreciation reserve	$ 87,219
Decrease in prepaid expense	$ 3,664

Total change in assets	$ 90,883

(2) Increase in reclamation obligation	$ 5,618

Total changes	$ 96,501

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements.

When used in this Form 10-QSB/A, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.  ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB/A REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

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

Results of Operations.

During the three months ended November 30, 2005, Unico experienced a net loss in the amount of $467,695 or approximately ($0.00) per share compared to a net loss of $3,104,242 or approximately ($0.01) per share for the same period in 2004.  During the nine months ended November 30, 2005, Unico incurred a net loss of $1,348,670, or approximately ($0.003) per share compared to a net loss of $5,098,371 or approximately ($0.03) per share for the same period in 2004.

For the three months ended November 30, 2005, Unico reported revenues of $25,000 compared to no revenue for the three months ended November 30, 2004.  For the nine months ended November 30, 2005, Unico reported revenues of $26,202 compared to no revenue for the nine months ended November 30, 2004.

Unico attributes the $2,636,547 decrease in net loss for the three month period ended November 30, 2005 compared to the same period ended November 30, 2004 primarily to a $1,675,000 decrease in interest expense and a $1,000,000 decrease in lease expense.  Unico attributes the $3,749,701 decrease in net loss for the nine month period ended November 30, 2005 compared to the same period ended November 30, 2004 primarily to a $2,437,479 decrease in interest expense, a $1,000,000 decrease in lease expense and a $287,009 decrease in general and administrative expenses. The change in general and administrative expenses primarily resulted from decreases in consulting and professional fees.

The substantial decreases in interest expense for the three and nine month periods ended November 30, 2005 are largely attributed to the fact that the Company acquired less debt during the three and nine month periods ended November 30, 2005 than during the previous three and nine month periods ended November 30, 2004.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of November 30, 2005 the Company had a deficit in working capital of $3,732,102.  The Company has accumulated $19,965,434 of net operating losses through November 30, 2005, which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

On February 2, 2006, a Special Meeting of the Unico shareholders was held to consider and vote upon the following matters: (a) a proposal to amend Unico’s Articles of Incorporation to increase the number of authorized shares of common stock to 5,000,000,000; (b) a proposal to amend Unico’s Articles of Incorporation to authorize Unico’s Board of Directors to effect a reverse stock split of Unico’s common stock at a ratio of up to one-for–one hundred during the six month period following the date of the Special Meeting of Unico’s Shareholders; (c) a proposal to reduce the par value of Unico’s common stock from $0.10 per share to $0.001 per share; and (d) a proposal to approve Unico’s 2005 Non-Qualified Stock Option Plan.

The voting on the proposals was as follows: On the proposal to amend the company's articles of incorporation to increase the number of authorized shares of common stock to 5,000,000,000, 346,808,276 shares voted in favor, 110,631,677 shares voted against and 5,825,297 shares abstained. With a majority of the outstanding common stock voting in favor, the proposal was approved. On the proposal to amend the company's articles of incorporation to authorize the Board of Directors, at its discretion, to effect a reverse stock split of the Company's common stock at a ratio of up to one-for-one hundred during the six month period following the date of the Special Meeting of Shareholders, 344,598,317 shares voted in favor, 113,873,656 shares voted against and 4,793,109 shares abstained. With a majority of the outstanding common stock voting in favor, the proposal was approved. On the proposal to reduce the par value of the Common Stock from $0.10 per share to $0.001 per share, 344,196,122 shares voted in favor, 123,823,731 shares voted against and 5,245,399 shares abstained. With a majority of the outstanding common stock voting in favor, the proposal was approved. On the proposal to approve the Company's 2005 Non-Qualified Stock Option Plan, 82,524,217 shares voted in favor, 137,554,779 shares voted against and 4,507,288 shares abstained. With a majority of the outstanding common stock voting against the proposal, it was not approved.

Item 5. Other Information.

On October 12, 2005, the Company filed a Form N54-C with the Securities and Exchange Commission revoking the previous election to be treated as a business development company under the Investment Act of 1940.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.43	Purchase Contract between PGM, LLC and Deer Trail Mining Company, LLC dated August 31, 2005	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*  Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2005 filed on January 26, 2006.

(b) Reports on Form 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED
Date: February 24, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark A. Lopez, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB/A of Unico, Incorporated;

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

Date: February 24, 2006

/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

EXHIBIT 31.2
SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark A. Lopez, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB/A of Unico, Incorporated;

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

Date: February 24, 2006

/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB/A for the period ending November 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

February 24, 2006

/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB/A for the period ending November 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

February 24, 2006

/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer