Form 10KSB
period 2006-02-28
UNICO INC /AZ/
filed 2006-07-18
CIK 1110737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 For the Fiscal Year Ended February 28, 2006

Commission File Number: 000-30239

Unico, Incorporated

(Exact name of small business issuer in its charter)

Arizona	13-4171971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108 (Address of principal executive offices) (Zip code)

(619) 209-6124 (Issuers telephone number, including area code)
N/A (former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:
None (Title of each class)	N/A (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

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

Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of June 2, 2006 was $10,666,625, based on the last sale price of $0.0022 as reported on the OTC bulletin board.

The Registrant had 4,899,096,450 shares of common stock, $0.001 par value, outstanding as of June 2, 2006.

Transitional Small Business Disclosure Format (Check One)

Yes [   ]   No [X]

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements.  The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1.

DESCRIPTION OF BUSINESS

General

Unico, Incorporated (“the Company”, “Unico” or “UNCN”) an Arizona corporation, was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

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

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It was subsequently extended through August 31, 2005 through a Modification of Mining Lease and Option to Purchase dated May 31, 2004. A Second Modification of Mining Lease and Option to Purchase (the “Deer Trail Lease”) was executed by the parties on April 21, 2006, and Unico paid $237,787 at that time to Crown Mines, L.L.C.  The Deer Trail Lease provides for monthly rental payments of $10,000 beginning July 1, 2006, and it also obligates Unico to pay BLM fees and property taxes for the assessment year September 1, 2006 through August 31, 2007.  It provides for a minimum royalty percentage rate for gold produced from the claims which varies from 3% for gold priced at $500 or less per troy ounce, 4% for gold priced at greater than $500 but less than or equal to $600 per troy ounce, and 5% for gold priced at greater than $600 per troy ounce.  It obligates Unico to file a registration statement with the Securities and Exchange Commission for the purpose of raising money from the sale of Unico stock to be used to exercise the purchase option to purchase the Deer Trail Mine.  It extends the purchase option until the earlier of:  November 1, 2006 or the tenth business day after the registration statement is declared effective.  The Deer Trail Lease now terminates when the purchase option expires.

Following the formation of the Deer Trail Mining Company in June 2004, Unico assigned all of the various assets, liabilities and operations associated with the Deer Trail Mine to Deer Trail Mining Company which has assumed responsibility for making payments under the Deer Trail Lease.

Since June 2004 Deer Trail Mining Company has assumed operations, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has seven full time employees, one part time employee and consultants.

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

The first phase of exploration drilling was designed to identify near surface deposits, determine potential resources and define limits of mineralization south of the main ore channel mined at the Upper Deer Trail Mine. Historical data of the workings was sufficient to delineate the grade of mineralization remaining in the stopes, but no data was available to delineate the grade of mineralization outside the workings or how far that mineralization flowed into the surrounding formations. The initial phase of reverse circulation drilling serves as an adequate means to define the limits of mineralization south of the main ore channel, which is situated in the lower Toroweap formation, along the crest and down the northeast limb of the Deer Trail anticline.

This phase of drilling was accomplished with lower cost reverse circulation drill holes in order to establish the presence of mineralization at the Upper Deer Trail area. Once the limits of mineralization are established, work can begin to further define those zones by diamond core drilling. This initial phase of drilling is considered merely a starting point in generating data for pre-feasibility and feasibility studies for the Deer Trail Mine operations.

The most upper holes RC-1 through RC-7 were placed well above the elevation of the known workings of the No. 2 Tunnel and slightly south of the northwesterly trending ore channel. Significant mineralization was intercepted in holes RC-1 and RC-2, which were drilled in the area closest to the main ore channel.

Drill holes RC-5, 6, 8, 9, 13 and 14 were all drilled well south of the historically delineated mineralization, and on the southern most up-side of a post mineral fault. It can be concluded that mineralization intercepted in these holes is not directly related to the mineralization of the main Upper Deer Trail ore channel.

Hole	Interval	Gold	Silver	Lead	Zinc
	from - to (ft)	(grams/troy oz.)	(grams/ Troy oz.)	(%)	(%)
RC-1	190 – 230 40	0.207	10.98	0.355	0.205

RC-2	40 - 45 5	0.364	95.36	3.61	0.390

Includes	175 - 180 5	0.369	45.71	2.87	1.41

RC-10	65 - 95 30	0.363	16.48	0.086	0.022

RC-11	60 - 70 10	1.36	52.25	0.758	0.191

Includes	65 - 70 5	2.26	32.69	0.961	0.289

RC-12	85 - 90 5	0.460	137.14	3.94	1.00

RC-17	55 - 65 10	0.799	13.02	0.033	0.012

RC-18	45 - 50 5	1.54	40.77	0.154	0.018

RC-19	0 – 140 140	0.527	14.65	0.116	0.107

Includes	35 - 45 10	2.64	14.11	0.840	1.26

Includes	35 - 40 5	4.66	21.15	1.30	2.14

Includes	75 - 120 45	0.930	34.86	0.135	0.021

Includes	95 - 105 10	3.17	88.63	0.303	0.019

Includes	100 - 105 5	4.78	151.02	0.682	0.008

RC-20	95 – 100 5	1.92	62.02	0.218	0.030

RC-21	95 - 110 15	0.899	74.29	0.145	0.014

RC-22	110 - 120 10	1.77	18.14	0.074	0.024

Includes	115 - 120 5	3.25	27.52	0.079	0.014

In early 2005, Deer Trail Mining Company contracted with Connors Drilling to commence an underground diamond core drill program.  This 2nd phase of exploratory drilling inside the PTH Tunnel of the Deer Trail Mine has been completed. The Phase II underground diamond core drilling program was primarily designed to target known horizons of mineralization and identify new mineralized horizons throughout the main ore channel of the Deer Trail Mine. The Company completed 7,235 feet of diamond core drilling and finished 13 underground drill holes.  According to preliminary reports by the Company’s geologist, all of the holes drilled were reported to intersect mineralization within their designated targets. That report states that a total of approximately 514 feet of mineralization was intersected and consisted mostly of sulfide minerals (e.g. tetrahedrite, galena, pyrite, chalcopyrite and sphalerite). Other intercepts were encountered through oxidized mineral not reported in this total, as well as zones of subtly altered rock that may contain high mineral values and offer significant potential. The company is now working on final independent core logging and splitting verification. Once complete, it plans to ship its core samples to an independent lab for analysis.

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

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease").  Following the formation of the Bromide Basin Mining Company in June 2004, Unico assigned all of its assets, liabilities and operations associated with the Bromide Basin Mines to Bromide Basin Mining Company. A Second Revised Mining Lease and Option to Purchase was entered into with Bromide Basin Mining Company in May 2005 which expired November 1, 2005.   Effective May 1, 2006, the parties entered into a Third Revised Mining Lease and Option to Purchase (the “Third Revised Mining Lease”).  At that time Unico paid approximately $63,592 to Kaibab Indutries, Inc. for past due lease payments, taxes and BLM fees.  Under the Third Revised Mining Lease, Kaibab Industries, Inc. has leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Third Revised Mining Lease grants to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price is $835,000 for all specified mining claims, mill sites and dumps being leased.  It expires November 1, 2006, but Bromide Basin Mining Company has the right to extend the lease for one additional year.  As consideration for the Third Revised Mining Lease, Bromide Basin Mining Company has agreed to pay Kaibab Industries in advance the sum of $5,000 per month and pay a five percent (5%) net smelter return upon all ore taken from the leased premises each month, to the extent that the amount for any month exceeds the $5,000 monthly base rent.

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

•

Continue sampling and testing ore from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

•

Increase mining and milling activities at the Deer Trail Mine;

•

Upgrade the mine infrastructure at the Deer Trail Mine;

•

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

•

Engineer and construct an electrical substation to supply power needed to operate the mill and processing facility;

•

Acquire a pilot mill to accommodate temporary production of concentrates to PGM Company while upgrades are made to the existing mill at the Deer Trail Mine;

•

Upgrade the screening plant and crushing facilities at the upper Deer Trail Mine and resume processing the ore dumps;

•

Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine;

•

Increase the number of employees from ten to approximately 20;

•

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

•

Exercise the option to purchase the Bromide Basin Mine for $835,000;

•

Commence an exploration and resource definition program at the Silver Bell Mine beginning in Summer, 2006;

•

Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;

•

Exercise the option to purchase the Deer Trail Mine for $3,000,000; and

•

Raise a minimum of $5,000,000 in additional equity capital and/or other debt financing transactions.

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's cash as of June 30, 2006, will sustain operations for approximately 60 days.

Plans for 2006 Mining Season

During the 2006 mining season, Bromide Basin Mining Company intends to make additional preparations to upgrade the infrastructure in and around the mine areas. These improvements will provide more effective access to the general working area of the mines and lay the groundwork for continuous operations through the season.

In the 2006 season, Bromide Basin Mining Company is looking to increase the production levels of the Bromide Basin mines. To that end, primary planning will include the continuation and completion of the El Padre Tunnel and the development of production headings within the bromide vein. Bromide Basin Mining Company will conduct an extensive preproduction feasibility study and analyze the potential of the Claims.

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

Competition

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

Employees

During the fiscal year ended February 28, 2006 the Company had ten employees. Through its subsidiaries, the Company had eight full time employees, two part time employees and ten consultants. The full time employees include a project manager and geologist. Unico believes the number of employees may increase to approximately 20 within the next twelve months. In the event the mining operations are successful, additional employees may be added in the future.

During the fiscal year ended February 28, 2006, management entered into an agreement with Javelin Advisory Group to provide administrative support for a monthly fee of $10,000.  In this way, overhead costs are kept at a minimum while still being able have a very talented administrative staff as part of the management team.

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

Cost and Effect of Compliance with Environmental Laws

Environmental regulations and guidelines have been established by state and federal agencies to insure that the environment is not permanently adversely impacted. Deer Trail Mining Company presently has $179,115 in reclamation bonds with the U.S. Forest Service and the Utah Division of Oil, Gas and Mining. As Unico expands its operations it will become necessary to comply with further regulations for larger operations and more bonding will be required from time to time. Permitting will be an ongoing function of Unico's operations.

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

Code of Ethics and Audit Committee Charter

The Board of Directors of the Company adopted a Code of Ethics and an Audit Committee Charter.

The Code of Ethics applies to our principal executive officers, principle financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Company;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the Code; and

•

Accountability for adherence to the Code.

Unico’s code of ethics is filed as an exhibit to this Form 10-KSB.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board.  Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-KSB. Uinco’s audit committee charter was incorporated by reference from the Company’s Annual Report on Form 10-KSB for the Year Ended February 28, 2005 filed on June 20, 2005.

ITEM 2.

DESCRIPTION OF PROPERTY

Deer Trail Lease

On March 30, 1992, Deer Trail Mining Company, LLC entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. The lease was to run for a period of 10 years, and cover 28 patented claims, 5 patented mill sites and 171 unpatented claims located approximately 5 miles South of Marysvale, Utah. It includes mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines.

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months.  It was subsequently extended through August 31, 2005 through a Modification of Mining Lease and Option to Purchase dated May 31, 2004.  A Second Modification of Mining Lease and Option to Purchase (the “Deer Trail Lease”) was executed by the parties on April 21, 2006, and Unico paid $237,787 at that time to Crown Mines, L.L.C.  The Deer Trail Lease provides for monthly rental payments of $10,000 beginning July 1, 2006, and it also obligates Unico to pay BLM fees and property taxes for the assessment year September 1, 2006 through August 31, 2007.  It provides for a minimum royalty percentage rate for gold produced from the claims which varies from 3% for gold priced at $500 or less per troy ounce, 4% for gold priced at greater than $500 but less than or equal to $600 per troy ounce, and 5% for gold priced at greater than $600 per troy ounce.  It obligates Unico to file a registration statement with the Securities and Exchange Commission for the purpose of raising money from the sale of Unico stock to be used to exercise the purchase option to purchase the Deer Trail Mine.

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

The mine facilities also include ore cars, battery operated engines, an engine storage and charging house, an electric power substation, a miner's locker room, a compressor building, a 1,000 gallon underground gasoline storage tank with gas pump, two front end loaders, three dump trucks and a general office, two fully operational labs and a core sampling facility. Deer Trail Mining Company believes water is accessible to the site.

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

Unico leased the property effective June 1, 1992. Unico has produced a few small lots of ore from the stopes in the 8600 area of the PTH tunnel for testing and evaluation purposes, and has developed several excellent targets within those workings. In April 2001, Unico began limited mining operations which were concentrated in the 3400 area of the mine until underground mining operations temporarily stopped in October 2003. Unico transferred all rights and obligations to the Deer Trail Mining Company in June 2004. Deer Trail Mining Company is the current operator of the Deer Trail Mine and has been since it resumed operations. Deer Trail Mining Company resumed underground mining operations at the Deer Trail Mine in late 2004.  Underground mine operations have been suspended until further infrastructure improvements are completed, and the results of the underground drill program have been fully evaluated.

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

Deer Trail Mine Mineral Resources

The resources have been outlined above. However, further efforts to increase the mineable resources of the mine are being explored. Deer Trail Mining Company completed phase one which included a reverse circulation exploratory drill program in the upper Deer Trail Mine area.  Deer Trail Mining Company also completed a second phase of underground diamond core drilling conducted in the PTH Tunnel of the Deer Trail Mine, which began in first quarter of 2005 to attempt to prove up reserves.  Deer Trail Mining Company is also evaluating ways to mine more efficiently in order to mine lower grade ores economically. Deer Trail Mining Company is evaluating whether cyanide may be used in processing its ore. Deer Trail Mining Company acquired two heavy media separators. The heavy media separator is a method whereby low grade material can be upgraded underground. Areas left undeveloped in the mine due to the amount of waste rock between narrow mineralized beddings might effectively be produced by using heavy media separator technology.

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

To date only two known mineralized horizons have been exploited. Deer Trail Mining Company believes the underlying formations contain very favorable horizons for mineralization, but they have yet to be tested. Deer Trail Mining Company believes the potential is excellent that more mineralization will be discovered.

Deer Trail Mining Company's Purchase of 680 Acres Near the Deer Trail Mine

On August 28, 2000, Unico purchased approximately 680 acres of raw ground located in Piute County, State of Utah for $200,000.  This land is adjacent to the existing Deer Trail Mine property leased by Unico which is currently operated by the Deer Trail Mining Company. The property was purchased from Tech-Sym Corporation of Houston, Texas.

Deer Trail Mining Company purchased the property for the purpose of establishing a mill site on the property and to use as a place to store waste rock from mining operations, and for other general mining and business purposes.

In June 2002, this property was encumbered by a trust deed securing a loan in the amount of $200,000 which was used to finance general operations of Deer Trail Mining Company. On June 25, 2004, the balance and accrued interest related to this debt was repaid through the issuance of common stock.

Silver Bell Mine

On December 6, 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation, in consideration for the issuance of 3,000,000 restricted shares of Unico common stock. In June 2002, all of the Silver Bell Mining claims were encumbered by a trust deed securing a loan in the amount of $350,000 which was used to finance general operations of Silver Bell Mining Company, Incorporated. On June 25, 2004, the balance and accrued interest related to this debt was repaid through the issuance of common stock.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine in Summer, 2003 through 2004.  Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine during Summer, 2006. Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine. Silver Bell Mining Company anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mines

On July 20, 2001, Bromide Basin Mining Company, LLC entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease") and a Second Revised Mining Lease and Option to Purchase in May 2005 which expired November 1, 2005.   Effective May 1, 2006, the parties entered into a Third Revised Mining Lease and Option to Purchase (the “Third Revised Mining Lease”).  At that time Unico paid approximately $63,591.62 to Kaibab Indutries, Inc. for past due lease payments, taxes and BLM fees.  Under the Third Revised Mining Lease, Kaibab Industries, Inc. has leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Third Revised Mining Lease grants to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price is $835,000 for all specified mining claims, mill sites and dumps being leased.  It expires November 1, 2006, but Bromide Basin Mining Company has the right to extend the lease for one additional year.  As consideration for the Second Revised Mining Lease, Bromide Basin Mining Company has agreed to pay Kaibab Industries in advance the sum of $5,000 per month and pay a five percent (5%) net smelter return upon all ore taken from the leased premises each month, to the extent that the amount for any month exceeds the $5,000 monthly base rent.

The primary purpose of this agreement is to allow Bromide Basin Mining Company access to the claims to conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising its purchase option from Kaibab Industries.

Purchase of Mining Equipment

In April 2003, Unico purchased certain mining equipment from Kaibab Industries, Inc. for $165,000. To pay for the equipment, Unico executed a promissory note which Unico and Bromide Mining Company, LLC have collectively assumed liability to make payments of $2,000 per month, this promissory note was extended until July 1, 2005.  The promissory note was paid in full in April 2006 when Unico paid approximately $125,785 to Kaibab Industries, Inc.

Principal Offices

Our principal offices are located at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108. We lease on a month-to-month basis at a rate of US $2,160 per month.  We believe our office space is suitable for our needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

During the quarter ended May 31, 2005, the Company was notified by a staff attorney at the Securities and Exchange Commission (“Commission”) that certain debentures and convertible preferred stock issued by the Company were considered “senior securities” as defined by the Investment Company Act of 1940 (“Investment Act”). Unico believed at the time that the debentures and Series A Preferred shares that were issued were not senior securities.   The Company may not have been in compliance with Section 18 of the Investment Act which required that the Company maintain net asset to senior security coverage of at least 200% while the Company was a business development company (“BDC”).  The Company’s efforts to restructure the obligations and preferred stock into a format acceptable with the Commission were unsuccessful. As a result, the Company may have been out of compliance with Sections 18, 27 and 61 of the Investment Act while the Company was a BDC.  On October 11, 2005, the Company’s shareholders approved a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC.  On October 12, 2005 the Company filed a Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 pursuant to Section 54(c) of the Act with the Commission in order to withdraw the Company’s election to be treated as a BDC.

On or about March 17, 2005, Eben C. Loewenthal filed a Complaint against Unico, Incorporated in the Third Judicial District Court in and for Salt Lake County, State of Utah (Civil No. 050905311), alleging that the Company owed him $33,000 which he loaned the Company in 2002 plus prejudgment statutory interest from and after June 24, 2002 until judgment and post-judgment interest thereafter.  The parties subsequently settled the matter with the Company agreeing to repay the principal and accrued interest at 10% per annum.  The Company has since paid this obligation in full and the lawsuit has been dismissed.

On or about September 29, 2005, Connors Drilling, LLC filed a Complaint against Unico, Inc., Deer Trail Mining Company, LLC and Crown Mines, LLC in the Sixth Judicial District Court in and for Piute County, State of Utah (Civil No. 050600016) alleging that the defendants owed $67,889.25 plus pre-judgment and post-judgment interest, attorney’s fees and costs.  Connors Drilling, LLC alleged that it agreed to perform core drilling in and for the Deer Trail Mine in exchange for the payment of services, and that there was a balance due of $67,889.25 for the work performed by Connors Drilling.  The Complaint alleges breach of contract and unjust enrichment, and Connors Drilling, LLC also sought to foreclose on a mining lien which it had filed against the Deer Trail Mine and the 680 acres of real property owned by the Company located nearby.  The parties entered into a settlement agreement pursuant to which Unico agreed to pay the amounts sought in the Complaint.  Unico has since paid this obligation in full, the lawsuit has been dismissed and the mining lien has been released.

On or about December 5, 2005, Atlas Sales, Inc. filed a Complaint against Unico, Incorporated in Pima County Justice Court, Arizona (Civil No. 05027200) alleging that Unico owed $3,986.84 for the rental of certain equipment during 2002 and related charges, interest of $838.56 through December 1, 2003, additional accrued interest at the rate of 18.0% per annum since December 1, 2003, and attorneys fees and related court costs.  The parties entered into a settlement pursuant to which Unico agreed to pay the amount owing in six consecutive monthly payments.   This obligation has since been paid in full.

Kaibab Industries, Inc., the lessor of the Bromide Basin Mine property, demanded that Unico pay it $120,119.66, plus accrued interest, which it alleged was due on a promissory note dated April 1, 2003 which was secured with certain equipment owned by Unico.  Kaibab Industries, Inc. also demanded that Bromide Basin Mining Company, LLC pay $30,000 for unpaid rent which it alleged was owed under the Second Revised Mining Lease and Option to Purchase (the “Lease”) plus $3,591.62 for taxes and mining claim renewal fees to be reimbursed pursuant to the Lease.  The Lease expired on October 31, 2005.  Kaibab Industries, Inc. threatened to file suit to collect the amounts owing.  On or about May 1, 2006, Unico paid all $125,785.20 owed under the promissory note, and $63,591.62 for past rent, taxes and mining claim renewal fees owed under the Lease.  Also effective May 1, 2006, Unico and Kaibab Industries, Inc. entered into a Third Revised Mining Lease and Option to Purchase.

From September 30, 2004 through March 30, 2005 Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From February 9, 2006 until May 12, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 4,400,668,559 shares of its common stock.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Our Board of Directors believes that the increase in the number of authorized shares is in the best interest of Unico in that it will provide Unico with available shares which could be issued for various corporate purposes, including acquisitions, stock dividends, stock splits, stock options, convertible debt and equity financings, as the Board of Directors determines in its discretion.  The Board further believes that the increase in the number of authorized shares of common stock will enable Unico to promptly take advantage of market conditions and the availability of favorable opportunities without the delay and expense associated with holding a special meeting of shareholders.  At the time of the special meeting of shareholders, Unico had no specific plans, arrangements or understandings, either written or oral, to issue any of the additional authorized shares of common stock, except that:  (a) Unico had outstanding certain convertible debentures and certain shares of  Series A Preferred Stock, all of which are convertible to shares of Unico’s common stock, and some or all of which may be converted to shares of Unico’s common stock in the future; (b) Unico previously entered into stock payable agreements pursuant to which Unico received $110,000 and for which it was obligated to issue an aggregate of 48,519,000 shares of its common stock, and (c) Unico intends to raise significant funds in the future to be used to support the operations of Unico and its subsidiaries and to exercise the option to acquire ownership of the Deer Trail Mine, and Unico will likely issue a substantial number of the Company’s shares of common stock for these purposes.

Unico’s Board of Directors believes that the reverse split is in Unico’s best interests in that it may increase the trading price of the common stock.  An increase in the price of the common stock should, in turn, generate greater investor interest in the common stock, thereby enhancing the marketability of the common stock to the financial community.  In addition, the resulting reduction in the number of issued and outstanding shares of common stock will provide Unico with additional authorized but unissued shares which could be utilized for future acquisitions or mergers or to otherwise carry out Unico’s business objectives.

Although the reverse split may increase the market price of the common stock, the actual effect of the reverse split on the market price cannot be predicted.  The market price of the common stock may not rise in proportion to the reduction in the number of shares outstanding as a result of the reverse split.  Further, there is no assurance that the reverse split will lead to a sustained increase in the market price of the common stock.  The market price of the common stock may also changed as a result of other unrelated factors, including the Unico’s operating performance and other factors related to its business as well as general market conditions.  The reverse split will affect all of the shareholders of Unico’s common stock uniformly and will not affect any common stock shareholder’s percentage ownership interest in Unico or proportionate voting power, except for insignificant changes that will result from the rounding of fractional shares either up or down.  However, because the conversion ratio of Unico’s convertible preferred stock will not be affected by a reverse stock split, the current common shareholders will be diluted at different levels depending on the actual ratio of the reverse split.  A greater ratio of the reverse split will result in greater actual dilution to current common stock shareholders.  The reverse stock split will provide Unico with available shares which could be issued for various corporate purposes, including acquisitions, stock dividends, stock splits, stock options, convertible debt and equity financings, as the Board of Directors determines in its discretion.

The increase in the number of shares of common stock authorized for issuance as a result of the reverse split could, under certain circumstances, be construed as having an anti-takeover effect.  For example, in the event a person seeks to effect a change in the compositions of our board of directors or contemplates a tender offer or other transaction involving the combination of Unico with another company, it may be possible for us to impede the attempt by issuing additional shares of common stock, thereby diluting the voting power of the other outstanding shares and increasing the potential cost to acquire control of Unico.  By potentially discouraging initiation of any such unsolicited takeover attempt, the increased number of authorized shares of common stock may limit the opportunity for stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal.  The amendment may also have the effect of permitting our current management, including our Board of directors, to retain its position indefinitely and place it in a better position to resist changes that stockholders may wish to make if they are dissatisfied with the conduct of our business.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “UNCN”. The following table sets forth the trading history of the common stock on the Bulletin Board for each quarter during the last two fiscal years ended February 28, 2006, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low
5/31/2004	$.09	$.081
8/31/2004	$.064	$.054
11/30/2004	$.02	$.015
2/28/2005	$.008	$.006
5/31/2005	$.005	$.004
8/31/2005	$.004	$.004
11/30/2005	$.006	$.005
2/28/2006	$.005	$.004

Holders of Record

As of February 28, 2006 there were approximately 535 holders of record of the Company’s common stock.  The Company believes it has many additional shareholders who hold shares through brokerage accounts and/or in street name.

Dividends

We have not paid any dividends during the last two fiscal years ended February 28, 2006 or since then. We currently intend to retain any earnings to finance the development and expansion of our operations and do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, business opportunities and capital requirements.

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

Recent Sales of Unregistered Securities

From September 30, 2004 through March 30, 2005 Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).

The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.

Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

From February 9, 2006 until May 12, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 4,400,668,559 shares of its common stock.

As a result of the foregoing events, shares of Unico’s common stock were issued to one or more of the Debenture holders on the following dates and in the following amounts:

1.

February 9, 2006

- 173,835,653 shares

2.

March 2, 2006

- 325,804,830 shares

3.

March 9, 2006

- 371,875,000 shares

4.

March 23, 2006

- 526,704,636 shares

5.

April 6, 2006

- 566,195,754 shares

6.

April 14, 2006

- 599,041,095 shares

7.

April 27, 2006

- 1,209,091,038 shares

8.

May 11, 2006

- 628,120,548 shares

There were no underwriters involved in any of the stock issuances described above, and there were no underwriting discounts or commissions paid.  The stock in each transaction was issued pursuant to Section 3(a)(10) of the Securities Act of 1933 as “securities issued in exchange for one or more bona vide outstanding securities, claims or property interests . . . where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions . . . .”

For information concerning sales of shares of Unico's common stock by Unico which were not registered under the Securities Act of 1933 during the first nine months of the fiscal year ended February 28, 2006, please refer to Unico's quarterly reports for the quarters ended May 31, 2005, August 31, 2005, and November 30, 2005. For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 29, 2005 and February 28, 2004 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 29, 2005 and February 28, 2004, respectively, and to Unico’s quarterly reports on Form 10-QSB for the quarters ended May 31, 2003 and 2004, August 31, 2003 and 2004 and November 30, 2003 and 2004.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

•

Continue sampling and testing ore from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

•

Increase mining and milling activities at the Deer Trail Mine;

•

Upgrade the mine infrastructure at the Deer Trail Mine;

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

•

Engineer and construct an electrical substation to supply power needed to operate the mill and processing facility;

•

Increase the number of employees from ten to approximately 20;

•

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

•

Exercise the option to purchase the Bromide Basin Mine for $835,000;

•

Commence an exploration and resource definition program at the Silver Bell Mine beginning in Summer, 2006;

•

Explore the possibility of obtaining a joint-venture partner to increase the development of Unico's mining operations;

•

Exercise the option to purchase the Deer Trail Mine for $3,000,000; and

•

Raise a minimum of $5,000,000 in additional equity capital and/or other debt financing transactions.

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's cash as of June 30, 2006 will sustain operations for approximately 60 days.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of February 28, 2006 the Company had $29,508 in current assets and the Company’s total liabilities exceeded total assets by approximately $5,280,424.  The Company has accumulated $24,459,162 of net operating losses through February 28, 2006, which may used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $1,235,201 in the year ended February 28, 2006, from a deficit of ($4,045,223) as of February 28, 2005 to a deficit of ($5,280,424) as of February 28, 2006.

Results of Operations

Unico reported revenues of $26,202 for the fiscal year ended February 28, 2006 which is $26,202 greater than the revenues of $0 reported for the fiscal year ended February 28, 2005. The revenues earned in the fiscal year ended February 28, 2006 were generated from the sale of concentrates.

For the year ended February 28, 2006 the Company had a net loss of $1,773,264, or approximately ($0.004) per share, attributable to ongoing operations.  Of this amount, $671,394 resulted from general and administrative expenses, $536,093 resulted from salary and wages along with drilling, exploration and maintenance expenses, $948,988 resulted from interest expense associated with issuing debentures The Company also recognized a loss of $165,792 on the derivative portion of the debentures.  The Company also benefited from $308,497 in gain on settlement of debt.  For the year ended February 28, 2005, the Company incurred a loss of $7,345,820, or approximately ($0.015) per share, which was primarily comprised of $2,305,835 from general and administrative expenses, $2,797,036 resulted from recording an interest expense related to the financing of debentures, $445,679 resulted from salary and wages along with drilling, exploration and maintenance expenses,. The change in general and administrative expenses from 2005 to 2006 results from decreases in consulting and professional fees.

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

We Will Need to Raise Additional Capital to Finance Operations

Past operations have relied on monies generated from external financing to fund our operations.  However, we anticipate that we will generate profits in the coming year so that we will not need to rely entirely on external financing to raise additional capital to fund our anticipated operating expenses and future expansion.  External financing will be required for future expansion, however.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing may result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our February 28, 2006 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not likely to succeed unless we can overcome the many obstacles we face.

As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses.  We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably.  If we cannot operate profitably, you could lose your entire investment.  As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Mark A. Lopez our Chief Executive.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Lopez.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as “penny stock” under the rules of the SEC.  For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

Obtain financial information and investment experience objectives of the person; and

•

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our two most recent fiscal years ended February 28, 2006, or any later interim period, Unico has not had a principal independent accountant or an independent accountant on whom the principal independent accountant expressed reliance in its report, resign, decline to stand for re-election, or be dismissed.

ITEM 8A.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Mark A. Lopez evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of February 28, 2006.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended February 28, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The executive officers and directors of the Company as of February 28, 2006 are as follows:

Name	Age	Position
Mark A. Lopez	42	CEO
Wayne M. Ash	66	President
C. Wayne Hartle	69	Secretary
Richard Belliston	75	Director
Kiyoshi Kasai	89	Director
Ray C. Brown	83	Chairman of the Board of Directors

The business experience of each of the persons listed above is as follows:

Mark A. Lopez has served as chief executive officer of Unico, Incorporated and as a co-manager of two of Unico's subsidiaries, Deer Trail Mining Company, LLC and Bromide Basin Mining Company, LLC, since September 7, 2004. He served as a consultant to Unico from September 2003 until September 2004 when he became CEO. Mr. Lopez has served as a vice president of investments for Ashton Capital Management, Inc., a securities broker dealer, from December 2001. He has been licensed as a registered investment advisor since November, 2001. Mr. Lopez served as a general securities principal for American Pacific Securities, Inc. (formerly known as Sy Leavitt Company, Inc.) from June 1996 through December 2001. He served as a co-manager of KM Income Properties LLC, a real estate investment company, from June 1998 through May 2000. He served as a registered investment advisor with Centurion Capital Management, LLC from October 1998 until February 2001. He also served as a licensed life and disability insurance agent with Alliance Financial Investment Services, Inc. from June 1994 until May 2000.

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

Ray C. Brown served as the chief executive officer and director of Unico since 1983, on September 7, 2004 he voluntarily resigned as chief executive officer and Mark Lopez was appointed chief executive officer. Mr. Brown continues to serve as chairman of the board of directors of Unico. He also served as the president of Unico from 1983 until February 2002. He is presently semi-retired. Mr. Brown served as the chairman of the board of directors of Energy and Corrosion Research Corporation from 1979 to 1982. He also served as president and as a director of Ecotech Corporation from 1971 to 1983. Mr. Brown served as president and as a director of Wasatch Mineral and Construction Company from 1963 to 1971. He served as president and as a director of Courtesy Finance Corporation from 1958 to 1963. Prior to 1958, Mr. Brown served in various capacities with other financial institutions. Mr. Brown attended the University of Utah majoring in banking and finance.

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

Significant Employees

Unico has no employees (other than its executive officers) who are expected to make a significant contribution to Unico's business..

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

Meetings

During the year ended February 28, 2006 the Board of Directors met on four occasions.  Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors in person or by telephone conference.

Compensation of Directors

Unico has no present arrangement for compensating its directors.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended February 28, 2006.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004 paid to the Company’s chief executive officer and any other executive officers whose compensation paid by the Company for any of the three fiscal years exceeded $100,000. Effective September 7, 2004, Ray C. Brown voluntarily resigned as chief executive officer and Mark Lopez was appointed chief executive officer. Ray Brown continues to serve as chairman of the board of directors of Unico. No other executive officers received compensation exceeding $100,000 during the year ended February 28, 2006.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Fiscal Year Ended Feb. 28	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Mark A. Lopez, CEO	2006	$150,000(1)	$-0-	$-0-	--	--	--
Mark A. Lopez, CEO	2005	$71,500(1)	$-0-	$-0-	--	--	--
Mark A. Lopez, CEO	2004	$-0-	$-0-	$-0-	--	--	--
Ray C. Brown, CEO	2004	$-0-	$-0-	$-0-	--	--	--

(1)  The salary for Mark A. Lopez during the fiscal years ended February 28, 2006 and 2005 has been accrued, but it has not yet been paid.

Employment Agreements

The Company does not currently have any written employment agreements in place.  It does have a management contract in place with Javelin Advisory Group for administrative services.  The contract is for twelve months at $10,000 per month and includes all management and administrative costs.  This service will provide all administrative and public relations functions and will eliminate all other overhead and fixed costs associated with administrative personnel.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information, to the best knowledge of the Company, as of June 1, 2006 with respect to each person known by Unico, Incorporated to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address	Number of Shares Beneficially Owned (1)	Class	Percentage of Class (2)
Mark A. Lopez(4) Chief Executive Officer	5,000,000 5,401,968	Common Series A Preferred	* 55%
Wayne Ash President	200,000	Common	*
Wayne Hartle(4) Secretary	3,197,000 348,989	Common Series A Preferred	* 4%
Richard Belliston Director	2,233,278	Common	*
Ray C. Brown(4) Director	40,000,000 3,549,043	Common Series A Preferred	* 36%
Kiyoshi Kasai(3) Director	693,000	Common	*
All directors and executive officers (6 persons)	51,323,278 9,300,000	Common Series A Preferred	1% 95%

(1) Unless indicated otherwise, the address for each of the above listed is c/o Unico, Incorporated at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108.

(2) The above percentages are based on 4,899,096,450 shares of common stock and 10,000,000 shares of Series A Preferred Stock outstanding as of June 1, 2006.

(3) Of the shares listed as being beneficially owned by Kiyoshi Kasai, 40,000 are owned of record by his wife, Fumiko Kasai, and 150,000 are owned of record by the Kasai Family Trust.  Kiyoshi Kasai is the trustee of the Kasai Family Trust, and has sole voting and investment power over the shares held by the Trust.

(4) In addition to the shares listed above as being beneficially owned by Mr. Lopez, Mr. Hartle and Mr. Brown, as of June 1, 2006, Mr. Hartle and Mr. Brown each held convertible debentures in the principal amount of  $30,641.99 and $645,132, respectively, which are convertible to shares of Unico’s common stock.  The debentures are convertible at 80% of the bid price of Unico common stock on the date of conversion.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

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

During the year ended February 29, 2004, the Company obtained temporary financing from a private investor totaling $75,000. The loan is due on demand and accrues interest at a rate of 10% per annum. On April 1, 2004, the balance and accrued interest related to the debt of $75,000 was converted into a convertible debenture which bears interest at 10% and is convertible into common stock of the company at a discount of 80% of the closing bid price on the date of conversion. Both the Company and the note holders have the right to convert under these terms.  In the event of a company liquidation, the notes automatically convert into common stock at the same rate.

On March 7, 2005, Ray Brown, Chairman of the Board of Directors, sold 3,000,000 shares of Series A preferred stock back to the Company at $.06 per share.  Payment for these shares was structured as a convertible debenture to Ray Brown in the amount of $180,000 which is convertible to shares of Unico common stock at 80% of the closing market price on the date of conversion. The debenture bears interest at 10% per annum. There was a beneficial conversion feature of $45,000 associated with the debenture, which has been recognized as interest expense for the period. Although the $.06 per share was significantly above the market price of the Company’s Common Stock, the Company agreed to pay Ray Brown $.06 per share due to Ray Brown’s additional agreement to purchase 9,423,784 shares of Series B Preferred Stock at $0.06 per share.

On March 7, 2005, Mark Lopez, Chief Executive Officer of the Company, purchased 3,000,000 shares of Series A preferred stock at the purchase price of $.03 per share for converting $90,000 of debt. Mark Lopez paid significantly more than the current market price of the Company’s Common Stock, but was willing to do so in order to acquire majority ownership of the outstanding Series A Preferred shares which will permit him to have control over the election of two of the Company’s directors. During the quarter ended May 31, 2005, Mark Lopez was repaid the remaining $30,091 due to him, leaving an accrued interest balance of $283 due to him at the end of the quarter.

On March 7, 2005, Unico’s Board of Directors authorized the issuance of 9,423,784 shares of its Series B Preferred Stock to Ray Brown at the purchase price of $.06 per share for a total consideration of $565,427. This Series B sale was to eliminate a substantial debt obligation which the Company owed to Ray Brown.

On March 24, 2005, Unico’s Board of Directors and Ray Brown mutually rescinded Ray Brown’s purchase of 9,423,784 shares of Series B Preferred Stock retroactively to March 7, 2005. This was due to the interpretation of the Securities Exchange Commission (“Commission”) that the super voting rights of Unico’s Series B Preferred Stock violate Section 18 of the Investment Act of 1940. As a result Ray Brown holds a convertible debenture from the Company in the amount of $645,132 which contains all of the same terms and conditions as the prior convertible debenture held immediately prior to the conversion of that convertible debenture to shares of the Unico’s Series B Preferred Stock.

During the fiscal year ended February 28, 2006, Mark Lopez loaned $5,100 to Unico and $50,200 to the Deer Trail Mining Company of which $8,200 was repaid leaving a balance of $42,000.  The loans are unsecured, bear interest at 10.0% per annum, and are due upon demand.

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

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Amendment to articles of incorporation, dated November 8, 1967	*
3.3	Amendment to articles of incorporation, dated December 6, 1972	*
3.4	Amendment to articles of incorporation, dated May 29, 1973	*
3.5	Amendment to articles of incorporation, dated December 1, 1979	*
3.6	Amendment to articles of incorporation, dated May 12, 1992	*
3.7	Amendment to articles of incorporation, dated November, 1999	*
3.10	Amendment to articles of incorporation, dated June 1, 2004	**
3.11	Amendment to articles of incorporation, dated February 2, 2006	Filed Herein
3.8	By-laws	*
3.9	Board of directors resolution amending Unico’s by-laws, dated April 1, 1992	*
4.1

Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock

**
10.15	Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated effective May 31, 2004	**
10.16	Revised Convertible Debenture No. 1 for $125,000 dated March 16, 2004 issued to Kentan Limited Corp. (replaces previous exhibit 10.16 filed in Form 10-QSB for the period ended May 31,2004)	***
10.17	Revised Convertible Debenture No. 2 for $125,000 dated May 26, 2004 issued to Kentan Limited Corp. (replaces previous exhibit 10.17 filed in Form 10-QSB for the period ended May 31,2004)	***
10.18	Convertible Debenture for $75,000 dated April 1, 2004 issued to C.M. Anderson	**
10.19	Convertible Debenture for $637,131.57 dated June 25, 2004 issued to Ray C. Brown	**
10.20	Convertible Debenture for $30,641.99 dated June 25, 2004 issued to C. Wayne Hartle	**
10.21	Convertible Debenture for $187,644.29 dated June 25, 2004 issued to Mark Lopez	**
10.22	June 29, 2004 Addendum to Promissory Note ($350,000) with J. Bruce Hirschberg	**
10.23	June 29, 2004 Addendum to Promissory Note ($200,000) with J. Bruce Hirschberg	**
10.24	Engagement Letter with Javelin Holdings, Inc. dated March 12, 2004	**
10.25	Conversion Agreement with Eben Loewenthal dated June 25, 2004	**
10.26	Consulting Agreement with Nicholas Investment Company, Inc. dated May 10, 2004	**
10.27	Agreement with Salamon Brothers LLC dated March 19, 2004	**
10.28	Convertible Debenture No. 3 for $50,000 dated July 19, 2004 issued to Kentan Limited Corp.	***
10.29	Convertible Debenture No. 4 for $250,000 dated August 2, 2004 issued to Kentan Limited Corp.	***
10.30	Convertible Debenture No. 5 for $1,000,000 dated August 26, 2004 issued to Kentan Limited Corp.	***
10.31	Convertible Debenture No. 6 for $150,000 dated August 26, 2004 issued to Compass Capital Group, Inc.	***
10.32	Convertible Debenture No. 7 for $100,000 dated August 26, 2004 issued to Compass Capital Group, LLC.	***
10.33	Convertible Debenture No. 105 for $25,000 dated June 30, 2004 issued to Javelin Holdings, Inc.	***

10.34	Convertible Debenture No. 8 for $100,000 dated September 27, 2004 issued to Kentan Limited Corp.	****
10.35	Convertible Debenture No. 9 for $75,000 dated October 7, 2004 issued to Reef Holdings Ltd.	****
10.36	Convertible Debenture No. 10 for $250,000 dated October 20, 2004 issued to Reef Holdings Ltd.	****
10.37	Convertible Debenture No. 11 for $250,000 dated November 3, 2004 issued to Reef Holdings Ltd.	****
10.38	Revised Mining Lease and Option to Purchase (Bromide Basin Mining Company, Inc.) dated effective May 1, 2005	*****
10.39	Convertible Debenture No. 12 for $ 250,000 dated January 11, 2005 issued to Kentan Limited Corp.	*****
10.40	Consulting Contract with Javelin Advisory Group, Inc. dated April 1, 2005.	*****
10.41	Convertible Debenture No. 13 for $125,000 dated March 7, 2005 issued to Kentan Limited Corp.	******
10.42	Convertible Debenture No. 14 for $125,000 dated March 10, 2005 issued to Reef Holdings, Ltd	******
10.43	Purchase Contract between PGM, LLC and Deer Trail Mining Company, LLC dated August 31, 2005	*******
10.44	Second Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated April 21, 2006	Filed Herein
10.45	Third Revised Mining Lease and Option to Purchase (Bromide Basin Mines) dated May 1, 2006	Filed Herein
10.46	Convertible Debenture No. 15 for $50,000 dated 10/21/05 issued to Kentan Limited Corp.	Filed Herein
10.47	Convertible Debenture No. 16 for $25,000 dated 11/02/05 issued to Kentan Limited Corp.	Filed Herein
10.48	Convertible Debenture No. 17 for $25,000 dated 11/23/05 issued to Compass Capital Group, Inc.	Filed Herein
10.49	Convertible Debenture No. 18 for $7,500 dated 11/30/05 issued to Compass Capital Group, Inc.	Filed Herein
10.50	Convertible Debenture No. 19 for $25,000 dated 11/30/05 issued to Compass Capital Group, Inc.	Filed Herein
10.51	Convertible Debenture No. 20 for $50,000 dated 12/01/05 issued to Kentan Limited Corp.	Filed Herein
10.52	Convertible Debenture No. 21 for $10,000 dated 12/01/05 issued to Kentan Limited Corp.	Filed Herein
10.53	Convertible Debenture No. 22 for $50,000 dated 12/01/05 issued to Kentan Limited Corp.	Filed Herein
10.54	Convertible Debenture No. 23 for $25,000 dated 12/15/05 issued to Reef Holdings Ltd.	Filed Herein
10.55	Convertible Debenture No. 24 for $50,000 dated 12/28/05 issued to Reef Holdings Ltd.	Filed Herein
10.56	Convertible Debenture No. 25 for $25,000 dated 01/20/06 issued to Reef Holdings Ltd.	Filed Herein
10.57	Convertible Debenture No. 26 for $25,000 dated 01/27/06 issued to Compass Capital Group, Inc.	Filed Herein
10.58	Convertible Debenture No. 27 for $50,000 dated 02/14/06 issued to Reef Holdings Ltd.	Filed Herein
10.59	Convertible Debenture No. 28 for $50,000 dated 02/27/06 issued to Compass Capital Group, Inc.	Filed Herein
14	Code of Ethics adopted May 19, 2006	Filed Herein
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herein
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herein
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herein
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herein
99.1	Audit Committee Charter adopted July 7, 2004	*****

* Incorporated by reference from Unico's Registration Statement on Form 10-SB filed on April 6, 2000.

** Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended May 31, 2004 filed on July 22, 2004.

*** Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended August 31, 2004 filed on November 24, 2004.

**** Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30,

2004 filed on February 24, 2005.

***** Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2005 filed on June 20, 2005.

******Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended May 31, 2005 filed July 15, 2005

*******Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2005 filed January 26, 2006

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended February 28, 2006 and February 28, 2005, the aggregate fees billed by HJ Associates & Consultants, LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was approximately $54,000 and $44,500, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2006 and 2005 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO, INCORPORATED

By:/s/ Mark A.Lopez Mark A. Lopez Chief Executive Officer

Dated: July 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/ Richard Belliston
Richard Belliston	Director	July 17, 2006

/s/ Ray C. Brown
Ray C. Brown	Director	July 17, 2006

/s/ Kiyoshi Kasai
Kiyoshi Kasai	Director	July 17, 2006

EXHIBIT 31.1

Unico, Incorporated

a Arizona Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark A. Lopez, Chief Executive Officer certify that:

(1)   I have reviewed this annual report on Form 10-KSB of Unico, Incorporated;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: July 17, 2006

/s/ Mark A. Lopez

Mark A. Lopez

Chief Executive Officer

EXHIBIT 31.2

Unico, Incorporated

a Arizona Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark A. Lopez, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of Unico, Incorporated;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)  The small business issuer's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) small business issuer and have:

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

(5)  The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: July 17, 2006

/s/ Mark A. Lopez

Mark A. Lopez

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Mark A. Lopez, Chief Executive Officer of Unico, Incorporated (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended February 28, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 17, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Mark A. Lopez, Chief Financial Officer of Unico, Incorporated (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended February 28, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 17, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

UNICO, INCORPORATED

February 28, 2006 and February 28, 2005

C O N T E N T S

Report of Independent Registered Public Accounting Firm            F-3

Balance Sheet                                                                            F-4

Statements of Operations                                                            F-5

Statements of Stockholders' Equity (Deficit)                                F-6

Statements of Cash Flows                                                          F-7

Notes to the Financial Statements                                                F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Unico, Inc.

San Diego, California

We have audited the accompanying balance sheets of Unico, Inc. as of February 28, 2006 and 2005 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended February 28, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unico, Inc. as of February 28, 2006 and 2005, and the results of its operations and its cash flows for the years ended February 28, 2006 and 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and total liabilities exceed total assets. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10, the consolidated financial statements for the year ended February 28, 2005 have been restated to correct an error associated with the accounting for previously issued convertible debentures.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

July 13, 2006

UNICO, INCORPORATED
Consolidated
Balance Sheet
ASSETS
February 28,
2006
Current Assets
Cash	$29,508

Total Current Assets	29,508
Equipment, Net	807,800
Other Assets
Cash- reclamation bonds	179,115
Deposit	5,660
Total Other Assets	184,775
Total Assets	$1,022,083
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$470,728
Accrued Expenses	636,097
Accounts Payable - related party	5,100
Notes Payable - related party	42,000
Reclamation obligations	48,412
Accrued interest payable	137,458
Accrued interest payable-related party	133,658
Derivative Liability	2,907,029
Debentures payable, net of discount	1,246,251
Debentures payable-related party	675,774
Total Current Liabilities	6,302,507
Total Liabilities	6,302,507
Stockholders' Equity (Deficit)
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 672,263,549 shares issued and outstanding	672,264
Additional Paid in Capital	18,496,674
Accumulated Deficit	(24,459,162)
Total Stockholders' Equity (Deficit)	(5,280,424)
Total Liabilities and Stockholders' Equity (Deficit)	$1,022,083
The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED
Consolidated
Statements of Operations

	For the Year Ended February 28,
	2006	2005
		(Restated)
Sales of precious minerals	$26,202	$-
Total Revenues	26,202	-
Operating Expenses
Salaries and wages	367,667	211,190
Drilling, exploration and maintenance expense	168,426	234,489
Depreciation and accretion	123,012	117,859
General and Administrative expense	671,394	2,305,835
Total Operating Expenses	1,304,387	2,869,373
Net Operating (Loss)	(1,304,387)	(2,869,373)
Other Income (Expense)
Interest Expense	(948,988)	(2,797,036)
Interest Income	4,936	-
Gain (loss) on settlement of debt, net	308,497	(223,471)
Derivative gain ( loss) on debentures	165,792	(1,418,763)
Other Income (expense)	886	(37,177)
Total Other Income (Expense)	(468,877)	(4,476,447)
LOSS FROM OPERATIONS	(1,773,264)	(7,345,820)
Income Tax Expense	-	-
Net (Loss)	$(1,773,264)	$(7,345,820)
Net (Loss) Per Share	$(0.004)	$(0.015)
Weighted Average Shares Outstanding	504,619,303	498,427,896
The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 29, 2004	-	$-	90,962,974	$90,963	$9,815,773	$(15,340,078)
Common stock issued for services	-	-	2,500,000	2,500	247,500	-
Preferred stock issued for related party debt extinguishment	6,898,032	6,898	-	-	485,764	-
Preferred stock issued for debt extinguishment	2,401,968	2,402	-	-	169,148	-
Preferred stock issued for services (restated)	500,000	500	-	-	35,210	-
Stock issued for extinguishment of debt	-	-	8,464,922	8,465	803,334	-
Stock issued on conversion of convertible debentures	-	-	396,500,000	396,500	1,739,000	-
Derivative loss related to debentures (restated)	-	-			4,836,718	-
Net loss for period ended February 28, 2005 (restated)	-	-	-	-	-	(7,345,820)
Balance, February 28, 2005	9,800,000	9,800	498,427,896	498,428	18,132,447	(22,685,898)
March 2005, preferred stock purchased from related party	(3,000,000)	(3,000)	-	-	(177,000)	-
March 2005, preferred stock issued for related party debt extinguishments	3,000,000	3,000	-	-	87,000	-
Derivative loss related to converted debentures	-	-	-	-	150,014	-
Stock issued for conversion of debentures	-	-	173,835,653	173,836	304,213	-
Net loss for period ended February 28, 2006	-	-	-	-	-	(1,773,264)
Balance, February 28, 2006	9,800,000	$9,800	672,263,549	$672,264	$18,496,674	$(24,459,162)

The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED Consolidated Statement of Cash Flows
	For the Year Ended February 28,
	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(1,773,264)	$(7,345,820)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion	123,102	117,859
Interest expense related to debt discount	747,083	2,797,036
Derivative (gain) loss related to convertible debentures	(165,792)	1,418,763
Common Stock issued for services	-	250,000
Preferred stock issued for services	-	35,710
Loss (gain) on settlement of debt	(308,497)	223,471
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Deposit	(200)	-
Prepaid expense and refundable deposits	3,664	(8,624)
Reclamation deposit	13,162	37,177
Certificate of deposit	-	5,358
Increase (Decrease) in:
Accounts Payable and other liabilities	407,021	(3,169)
Net Cash Used by Operating Activities	(645,224)	(2,472,239)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(20,000)	(6,583)
Investment in land and mining operations	-	(298,980)
Net Cash Used by Investing Activities	(20,000)	(305,563)
Cash Flows from Financing Activities:
Decrease in bank overdraft	(2,826)	(10,796)
Proceeds from notes payable	-	101,800
Proceeds from convertible debentures	717,500	2,725,000
Payments on notes and debentures	(21,144)	(37,000)
Net Cash Provided by Financing Activities	693,530	2,779,004
Increase in Cash	28,306	1,202
Cash at Beginning of Period	1,202	-
Cash at End of Period	$29,508	$1,202
Cash Paid For:
Interest	$-	$22,166
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$250,000
Preferred stock issued for services	$-	$49,994
Common Stock issued for debt extinguishments	$105,000	$-

Preferred stock issued for debt extinguishments	$90,000	$171,550
Preferred stock issued for debt extinguishments- related party	$-	$492,662
The accompanying notes are an integral part of these financial statements.

UNICO, INCORPORATED

  Notes to the Consolidated Financial Statements

February 28, 2006 and February 28, 2005

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Unico, Incorporated is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

a.

Organization and Business Activities

Unico, Incorporated was formed as an Arizona corporation on May 27, 1966 under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940. Unico's Deer Trail Mine operations are conducted through Deer Trail Mining Company, LLC, a Nevada limited liability company while Unico's Bromide Basin Mine operations are conducted through Bromide Basin Mining Company, LLC, a Nevada limited liability company. Unico also owns Silver Bell Mining Company, Inc., which is not presently operational.  On October 11, 2005, the Unico shareholders approved a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC.  On October 12, 2005 a Notification of Withdrawal of BDC Election was filed with the Securities and Exchange Commission so that Unico could begin conducting business as an operating company rather than as a BDC subject to the Investment Company Act.

The Company presently has three wholly-owned subsidiaries: Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc., and Bromide Basin Mining Company, LLC.  While the Company reported under the Investment Company Act as a Business Development Company, the operations of these entities were not consolidated but, rather, were treated as investments and were carried on the Company’s books at their fair market value.  As a result of the Company’s withdrawal as a BDC, the equity method of accounting is now appropriate.  As a result, the accompanying consolidated financial statements are those of the Company and its wholly owned subsidiaries, Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc. and Bromide Basin Mining Company, LLC.

b.

Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a February 28th year-end.   With the Company’s withdrawal as a BDC, the Company now reports the operations of itself and its subsidiaries under the equity method of accounting, resulting in the consolidation of all assets and operations of wholly-owned subsidiaries.

c.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of February 28, 2006 the company had $208,623 in cash and CD’s deposited in banks.

d.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Fixed Asset Schedule
	2006	2005
Fixed Assets:
Equipment	1,189,328	1,041,543
Land	200,000	200,000
Autos	$54,923	$54,923
Total	$1,442,251	$1,296,466
Less Depreciation	634,451	517,903
Net Equipment	$807,800	$778,563

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

	2006	2005
Loss from operations	$(1,773,264)	$(7,345,820)
Total loss per share	$(0.004)	$(0.015)
Weighted Average Number of Shares Outstanding	504,619,303	498,427,896

g.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of February 28, 2006 and February 28, 2005:

	2006	2005
Deferred tax assets:
NOL Carryover	$2,758,700	$2,487,415
Accrued Expenses	226,000	45,400
Deferred tax liability:
Accumulated Depreciation	(136,000)	-
Valuation allowance	(2,848,700)	(2,532,815)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended February 28, 2006 and February 28, 2005 due to the following:

	2006	2005
Book income	$(691,573)	$(2,594,240)
Depreciation	12,845	(30,898)

Forgiveness of Debt	44,378	87,154
Accrued Expense	180,610	-
Stock for services/Options expense	182,325	1,058,350
Impairment expense	-	859,582
Valuation allowance	271,415	620,052
	$-	$-

At February 28, 2006, the Company had net operating loss carryforwards of approximately $6,500,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the February 28, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years

h.

Recent Accounting Pronouncements

During the year ended February 28, 2006, the Company adopted the following accounting pronouncements:

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

i.

Revenue Recognition

The Company will recognize revenues from sales of minerals. Minerals are milled at the Deer Trail site from ore that is mined or taken from existing stockpiles of previously mined ore and sent to outside firms for the extraction of the minerals. Revenue from all sources is recognized when persuasive evidence of an arrangement exists and the amount is fixed or determinable, delivery has occurred, and collection is reasonably assured. Any amounts received in advance of the minerals being delivered are recorded as deferred revenue.

j.

Preferred Stock

There are 9,800,000 outstanding shares of preferred stock. The Board of Directors has designated ten million (10,000,000) shares of Series A preferred with the following rights and preferences: The Series A Preferred shall, at the option of the holder, be convertible on a one for one share basis to common stock of the Company. The holders of shares of Series A Preferred are not entitled to vote such shares. In lieu of voting rights the holders of Series A Preferred, voting together as a class, is entitled to elect two members of the Board of Directors at each meeting. Also the Series A Preferred is not affected by any capital reorganization of the Company.

k.

Accounting for Derivatives

Convertible debentures, the Company’s sole derivative instruments, are accounted for under EITF 00-27 unless liability classification of the derivative is more appropriate.  Where the embedded conversion option appears to qualify for liability classification, derivatives are accounted for under EITF 00-19.

Under EITF 00-27, the Company records a beneficial conversion cost associated with the convertibility feature of the security that equals the value of any discount to market available at the time of conversion.  This beneficial conversion cost is recorded at the time the convertible security is first issued.  If the debenture is subsequently converted into stock, the liability is reduced and common stock is increased.

EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed.  For example, when a debentures converts at a discount to market based on the stock price on the date of conversion.  In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value.   In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations.  At the time of conversion, any remaining derivative liability is charged to additional paid-in capital.  For purposes of determining derivative liability, the Company uses Black-Schoels modeling for computing historic volatility.

NOTE 2 – CHANGE IN ACCOUNTING PRACTICES

Withdrawal as a Business Development Company

On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940.  On August 1, 2005, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a business development company (“BDC”) as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On October 11, 2005, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC, and on October 12, 2005, a Notification of Withdrawal was filed with the Securities and Exchange Commission.  The change in the Company’s status eliminates the Company’s ability to utilize the Regulation E exemption for selling stock that is available to BDCs.

Significant change in method of accounting

The election to withdraw the Company’s election as a BDC under the Investment Company Act has resulted in a significant change in the Company’s required method of accounting. Investment Company financial statement presentation and accounting utilizes the value method of accounting for recording ownership in portfolio or subsidiary companies.  This treatment requires that BDCs value their investments at market value as opposed to historical cost.  With the Company’s withdrawal from the Investment Company Act, the required financial statement presentation and accounting for securities held will be either the equity method or historical cost method of accounting, depending on the classification of the investment and the Company’s ownership percentage.

Effect

As an operating company, the Company must consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDC’s. As a result, in accordance with FAS 154, the accompanying financial statements have been presented on an operating and consolidated basis for all periods presented on a retrospective basis.  The effect to the balance sheet and statement of operations for the prior period based on the consolidated comparison are as follows:

Balance Sheet:

The balance sheet as of February 28, 2005 has been adjusted to include the subsidiaries of Deer Trail, Silver Bell and Bromide which were included only as portfolio companies in the February 28, 2005 annual report.  As a result assets have increased by $738,575 and liabilities have increased by $556,725.   The net impact of the consolidation was an increase in net equity of $181,850.

Statement of Operations:

The statement of operations for the year ended February 28, 2005 has been adjusted to include the subsidiaries of Deer Trail, Silver Bell and Bromide which were included only as portfolio companies in the February 28, 2005 annual report.  As a result total expenses increased by $1,810,096.  This increase was more than offset by dropping the decline in value of investments of $2,204,058.  As a result of this consolidation the net loss for the year ended February 28, 2005 decreased by $393,962.

NOTE 3 – MATERIAL EVENTS

Unico, Incorporated (the “Company”) withdrew its election under Section 54(a) of the Investment Act of 1940 on October 12, 2005 on the following basis:

The Company was notified by a staff attorney at the Securities and Exchange Commission ("Commission") that certain debentures and convertible preferred stock issued by the Company were considered "senior securities" as defined by the Investment Company Act of 1940. The Staff of the Commission believes that the issuance of these securities and the design of the Company’s capital structure were made in an effort to dilute the economic and voting interest of the other shareholders of the Company and that such capital structure violated the Investment Company Act of 1940.  The Company believed that at the time the debentures and Series A Preferred shares were issued, such instruments were not senior securities. However, as a result of the Commission’s comments, the Company may not have been in compliance with Section 18 of the Investment Company Act of 1940 that required the Company to maintain net assets to senior security coverage of at least 200%, and Section 61 which regulates the issuance of derivative securities. The Company's efforts to extinguish the securities or restructure the obligations and preferred stock into a format acceptable with the Commission were unsuccessful. The Company could be subject to enforcement action by the Commission in connection with the foregoing.  As a result of the Company’s BDC withdrawal, it is no longer subject to these and other provisions of the Investment Company Act.

On February 2, 2006, a Special Meeting of the Unico shareholders was held to consider and vote upon the following matters: (a) a proposal to amend Unico's Articles of Incorporation to increase the number of authorized shares of common stock to 5,000,000,000; (b) a proposal to amend Unico's Articles of Incorporation to authorize Unico's Board of Directors to effect a reverse stock split of Unico's common stock at a ratio of up to one-for-one hundred during the six month period following the date of the Special Meeting of Unico's Shareholders; (c) a proposal to reduce the par value of Unico's common stock from $0.10 per share to $0.001 per share; and (d) a proposal to approve Unico's 2005 Non-Qualified Stock Option Plan.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company’s wholly-owned subsidiary, Deer Trail Mining, executed a note payable on May 31, 2005 with Mark Lopez, the Chief Executive Officer, for $11,000.  The amount loaned was increased to $50,200 and has been paid down to the present balance of $42,000.  The note bears interest at ten percent (10%) per annum and is due on May 15, 2006.  The Company also owed Mark Lopez $5,100 at the end of the fiscal year ending February 28, 2006 resulting from a short-term working capital loan.  The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors, and $30,642 to Wayne Hartle, corporate secretary.  These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 80% from the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $3,424 for the loans due Mark Lopez and $113,650 for the related party convertible debentures as of February 28, 2006.  There is an additional accrued interest payable of $12,638 for past due salary due Mark Lopez.

NOTE 5 – CONVERTIBLE DEBENTURES

During the fiscal year ended February 28, 2006, the Company issued $717,500 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion. During the fiscal year ended February 28, 2006, the Company converted $105,000 of convertible debentures and issued 173,835,653 shares of free-trading common stock.  The Company recorded a beneficial conversion expense of $1,201,799 during the year ended February 28, 2006 associated with the debentures. It also recorded a gain of $471,224 on the derivative portion of the debentures.   As of February 28, 2006, the Company had $2,205,774 in convertible debentures issued and outstanding.

The Company received a comment letter from the Securities and Exchange Commission requesting that the Company review the term and structure of its convertible debentures for potential SFAS 84 accounting treatment for derivative instruments.  Since the debentures converted during the years ended February 28, 2005 and 2006 were converted at prices less than the stated discount price, the Company determined that it was appropriate to record the fair value of the derivative instruments in accordance with SFAS 84.  The recognition of the fair value of the derivative in excess of the original conversion terms resulted in an addition non-cash expense of $373,048 and $1,593,500 for the years ended February 28, 2006 and 2005, respectively.  The current year non-cash expense of $373,048 was included in the loss on settlement of debt.

NOTE 6 – COMMON STOCK

As of February 28, 2006, the Company had 672,263,549 shares of common stock issued and outstanding with 4,327,736,451 shares authorized but unissued. During the quarter ended February 28, 2006 the Company issued 173,835,653 shares of free trading common stock under a court ordered settlement agreement.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard form, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. The stock issued was in settlement of $105,000 of convertible debentures that had expired.

Stock Options

A summary of the Company’s outstanding stock options as of February 28, 2006 and February 28, 2005 including all changes during the current fiscal year is presented below:

	Shares	Weighted Average Exercise Price
Options outstanding at February 29, 2004:	3,415,000	$ 0.10
Options expired in fiscal 2005	(580,000)	-
Total options outstanding, February 28, 2005	2,835,000	$ 0.10

Summary of activity for the year ended February 28, 2006:

Balance at February 28, 2005	2,835,000	$ 0.10
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	835,000	-
Outstanding, February 28, 2006	2,000,000	$ 0.10

Exercisable, February 28, 2006	2,000,000	$ 0.10

Subsequent to February 28, 2006, all stock options expired unexercised.

NOTE 7 – PREFERRED STOCK

On March 7, 2005, Ray Brown, Chairman of the Board of Directors, sold 3,000,000 shares of Series A preferred stock back to the company at $.06 per share.  The payment for these shares was structured as a convertible debenture to Ray Brown in the amount of $180,000 that is convertible into shares of the Company’s common stock at 80% of the closing market price on the date of conversion. The debenture bears interest at 10% per annum. The Company recorded a beneficial conversion feature of $45,000 associated with this debenture, which has been recognized as interest expense for the period. Although the $.06 per share was significantly above the market price of the Company’s Common Stock, the Company agreed to pay Ray Brown $.06 per share due to Ray Brown’s additional agreement to purchase 9,423,784 shares of Series B Preferred Stock.

On March 7, 2005, Mark Lopez, Chief Executive Officer of the Company, purchased 3,000,000 shares of Series A preferred stock in exchange for the forgiveness of $90,000. Mark Lopez paid significantly more than the current market price of the Company’s Common Stock, but was willing to do so in order to acquire majority ownership of the outstanding Series A Preferred shares.  The Series A Preferred Stock entitle the holder to elect two of the Company’s directors.

In December 2004, the Company’s Board of Directors authorized ten million (10,000,000) shares of Series B Preferred Stock. Each share of Series B stock is entitled to 50 votes and is convertible into that number of shares of the Company’s Common Stock equal to the stated value of the Series B Preferred Stock ($0.06 per share) divided by the closing bid price of the Common Stock on the date of conversion.  The Series B Preferred Stock is non-interest bearing and is not entitled to receive dividends.  In the event of a liquidation event, the Series B Preferred Stock automatically converts into Common Stock based on the foregoing formula. On March 7, 2005, the Board of Directors authorized the issuance of 9,423,784 shares of its Series B Preferred Stock to Ray Brown to extinguish $565,427 in debt owed to Ray Brown. On March 24, 2005, the Board of Directors and Ray Brown mutually rescinded Ray Brown’s purchase of 9,423,784 shares of Series B Preferred Stock retroactively to March 7, 2005. This was due to the interpretation that the super voting rights of the Series B Preferred Stock violated Section 18 of the Investment Act of 1940. As a result of this recision, the Company reinstated a convertible debenture to Ray Brown in the amount of $645,132.

As of February 28, 2006, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock.  The Company previously reported that 10,000,000 shares of its Series A preferred stock were issued and outstanding.  However, due to a failure of consideration, 200,000 of these shares were never issued.

NOTE 8 – LEGAL MATTERS

On December 13, 2005, the Company executed a Release and Settlement Agreement with Connors Drilling LLC in regards to a civil suit filed by Connors for payment of prior services performed.  Under the terms of the settlement, the Company agreed to pay Connors a total of $91,727, which included interest and legal fees.  As of the fiscal year ending February 28, 2006 the company still owed a balance of $45,939.60, which was paid in full subsequent to February 28, 2006.

NOTE 9 - LEGAL PROCEEDINGS

During the quarter ended May 31, 2005, the Company was notified by a staff attorney at the Securities and Exchange Commission (“Commission”) that certain debentures and convertible preferred stock issued by the Company were considered “senior securities” as defined by the Investment Company Act of 1940 (“Investment Act”). Unico believed at the time that the debentures and Series A Preferred shares that were issued were not senior securities.   The Company may not have been in compliance with Section 18 of the Investment Act which required that the Company maintain net asset to senior security coverage of at least 200% while the Company was a business development company (“BDC”).  The Company’s efforts to restructure the obligations and preferred stock into a format acceptable with the Commission were unsuccessful. As a result, the Company may have been out of compliance with Sections 18, 27 and 61 of the Investment Act while the Company was a BDC.  On October 11, 2005, the Company’s shareholders approved a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC.  On October 12, 2005 the Company filed a Notification of Withdrawal of Election to be Subject to Sections 55 through 65 of the Investment Company Act of 1940 pursuant to Section 54(c) of the Act with the Commission in order to withdraw the Company’s election to be treated as a BDC.

On or about March 17, 2005, Eben C. Loewenthal filed a Complaint against Unico, Incorporated in the Third Judicial District Court in and for Salt Lake County, State of Utah (Civil No. 050905311), alleging that the Company owed him $33,000 which he loaned the Company in 2002 plus prejudgment statutory interest from and after June 24, 2002 until judgment and post-judgment interest thereafter.  The parties subsequently settled the matter with the Company agreeing to repay the principal and accrued interest at 10% per annum.  The Company has since paid this obligation in full and the lawsuit has been dismissed.

On or about September 29, 2005, Connors Drilling, LLC filed a Complaint against Unico, Inc., Deer Trail Mining Company, LLC and Crown Mines, LLC in the Sixth Judicial District Court in and for Piute County, State of Utah (Civil No. 050600016) alleging that the defendants owed $67,889.25 plus pre-judgment and post-judgment interest, attorney’s fees and costs.  Connors Drilling, LLC alleged that it agreed to perform core drilling in and for the Deer Trail Mine in exchange for the payment of services, and that there was a balance due of $67,889.25 for the work performed by Connors Drilling.  The Complaint alleges breach of contract and unjust enrichment, and Connors Drilling, LLC also sought to foreclose on a mining lien which it had filed against the Deer Trail Mine and the 680 acres of real property owned by the Company located nearby.  The parties entered into a settlement agreement pursuant to which Unico agreed to pay the amounts sought in the Complaint.  Unico has since paid this obligation in full, the lawsuit has been dismissed and the mining lien has been released.

On or about December 5, 2005, Atlas Sales, Inc. filed a Complaint against Unico, Incorporated in Pima County Justice Court, Arizona (Civil No. 05027200) alleging that Unico owed $3,986.84 for the rental of certain equipment during 2002 and related charges, interest of $838.56 through December 1, 2003, additional accrued interest at the rate of 18.0% per annum since December 1, 2003, and attorneys fees and related court costs.  The parties entered into a settlement pursuant to which Unico agreed to pay the amount owing in six consecutive monthly payments.   This obligation has since been paid in full.

Kaibab Industries, Inc., the lessor of the Bromide Basin Mine property, demanded that Unico pay the entire balance due on a promissory note dated April 1, 2003 which was secured with certain equipment owned by Unico.  Kaibab Industries, Inc. also demanded that Bromide Basin Mining Company, LLC pay $30,000 for unpaid rent which it alleged was owed under the Second Revised Mining Lease and Option to Purchase (the “Lease”) plus all taxes and mining claim renewal fees to be reimbursed pursuant to the Lease.  The Lease expired on October 31, 2005.  Kaibab Industries, Inc. threatened to file suit to collect the amounts it alleged were owing.  On or about May 1, 2006, Unico paid all $125,785.20 owed under the promissory note, and $63,591.62 for past rent, taxes and mining claim renewal feees owed under the Lease.  Also effective May 1, 2006, Unico and Kaibab Industries, Inc. entered into a Third Revised Mining Lease and Option to Purchase.

From September 30, 2004 through March 30, 2005 Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From February 9, 2006 until May 12, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 4,400,668,559 shares of its common stock.

NOTE 10 – PRIOR YEAR ADJUSTMENT

During the year ended February 28, 2006, the Company determined that the accounting treatment of convertible debentures previously issued had failed to consider the impact of applying EITF 00-19 in recording the liability associated with certain derivative instruments.

Because the convertible debentures issued by the Company are convertible into such number of shares of common stock of the Company equal to the amount of debt being converted divided by some pre-determined fraction of the closing bid price of the stock on the date of conversion, the number of shares to be issued on conversion is variable.  As a result, the embedded conversion option qualifies for liability classification under EITF 00-19.  The Company previously recorded all convertible debentures under EITF 00-27, where a beneficial conversion cost associated with the convertibility feature of the security that equals the value of any discount to market available at the time of conversion was recorded at the time the convertible security was first issued.

In accounting for derivatives under EITF 00-19, the Company is required to record a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations.

The accompanying financial statements for the year ended February 28, 2005 have been restated to effect the changes described above.  The impact of the adjustments related to the classification of and accounting for the conversion features are as follows:

Balance Sheet:

The balance sheet as of February 28, 2005 has been adjusted to include a derivative liability of $2,542,003.  Additional discount on convertible debentures of $926,258 was recorded.

Statement of Operations:

The statement of operations for the year ended February 28, 2005 has been adjusted to record a loss on derivative liability of $1,418,763 and additional interest expense of $196,982 related to discount on debt.  The Company also restated its preferred stock based on the cancellation of a book entry of $14,284 and restated a reclamation bond based on its expiration in the prior year.  As a result of these adjustments, the net loss for the year ended February 28, 2005 increased $1,615,745.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ending February 28, 2006 the Company issued $575,000 of convertible debentures that was used to support operations and provide working capital for the completion of the mill at the Deer Trail Mine.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and are convertible at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company also converted $925,000 of its convertible debentures and issued 4,226,832,901 shares of common stock.  In addition, the Company issued 10,000,000 shares of common stock for services previously rendered.

NOTE 12 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $22,748,190 from its inception through February 28, 2006.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the next 12 months, the Company’s plan of operation is to raise approximately $5,000,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The funds are intended for the following purposes:

•

Ship core samples taken from the completed 2nd phase of exploratory drilling at the Deer Trail Mine and have them analyzed/certified by an independent lab;

•

Continue sampling and testing ore from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

•

Increase mining and milling activities at the Deer Trail Mine;

•

Upgrade the mine infrastructure at the Deer Trail Mine;

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

•

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

•

Exercise the purchase option or extend the Bromide Basin Mine lease;

•

Commence an exploration and resource definition program at the Silver Bell Mine beginning in Spring/Summer, 2006;

•

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000; and

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's cash as of June 30, 2006 will sustain operations for approximately 60 days.