Form 10KSB/A
period 2006-02-28
UNICO INC /AZ/
filed 2006-07-24
CIK 1110737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment #1)

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

Yes [ X ]   No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of July 21, 2006 was $5,829,328, based on the last sale price of $0.0012 as reported on the OTC bulletin board.

The Registrant had 4,909,096,450 shares of common stock, $0.001 par value, outstanding as of July 21, 2006.

Transitional Small Business Disclosure Format (Check One)

Yes [   ]   No [X]

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A for the fiscal year ended February 28, 2006 primarily to restate certain information in our financial statements and in the related management’s discussion and analysis of our financial condition.  Subsequent to filing our annual report with financial statements for the year ended February 28, 2006 on Form 10-KSB, we determined that the calculation of derivative loss based on court ordered settlements on conversion of the debt for the year then ended had utilized an incorrect measurement.  In addition, we noted that certain equipment purchased for one of our subsidiaries had erroneously been recorded on the books of both Bromide Basin Mining Company, LLC and Deer Trail Mining Company, LLC, two of our subsidiaries.  As a result, we are amending and re-filing our annual report on this Form 10-KSB/A.  The accompanying financial statements have been prepared using the adjusted amounts.  The net effect of all prior period adjustments is an increase in retained deficit of $2,092,333, an increase in paid in capital of $1,966,548, and a decrease in fixed assets of $125,785.  For a more thorough discussion of the changes to our financial statements, see note 10 to our financial statements.

We also are correcting the number of shares of our common stock outstanding as of June 2, 2006 by increasing the number of shares outstanding by 10,000,000, and we have increased our audit expense for the fiscal year ended February 28, 2006 by $4,500.

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

Unico’s code of ethics was incorporated by reference from the Company’s Annual Report on Form 10-KSB for the Year Ended February 28, 2006 filed on July 18, 2006.

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

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB/A.

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

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of February 28, 2006 the Company had $29,508 in current assets and the Company’s total liabilities exceeded total assets by approximately $5,406,209.  The Company has accumulated $26,551,495 of net operating losses through February 28, 2006, which may used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $1,179,137 in the year ended February 28, 2006, from a deficit of ($4,227,072) as of February 28, 2005 to a deficit of ($5,406,209) as of February 28, 2006.

Results of Operations

Unico reported revenues of $26,202 for the fiscal year ended February 28, 2006 which is $26,202 greater than the revenues of $0 reported for the fiscal year ended February 28, 2005. The revenues earned in the fiscal year ended February 28, 2006 were generated from the sale of concentrates.

For the year ended February 28, 2006 the Company had a net loss of $2,272,097, or approximately ($0.005) per share, attributable to ongoing operations.  Of this amount, $797,179 resulted from general and administrative expenses, $536,093 resulted from salary and wages along with drilling, exploration and maintenance expenses, $948,988 resulted from interest expense associated with issuing debentures The Company also recognized a gain of $165,792 on the derivative portion of the debentures.  The Company also recognized a $64,551 loss on settlement of debt.  This amount was restated because the Company determined that the calculation of derivative loss based on court ordered settlements on conversion of debt for the fiscal year ended February 28, 2006 had utilized an incorrect measurement in the financial statements that were filed with the Company’s initial annual report filed on Form 10-KSB. For the year ended February 28, 2005, the Company incurred a loss of $8,939,320, or approximately ($0.018) per share, which was primarily comprised of $2,305,835 from general and administrative expenses, $2,788,703 resulted from recording an interest expense related to the financing of debentures, $445,679 resulted from salary and wages along with drilling, exploration and maintenance expenses,. The change in general and administrative expenses from 2005 to 2006 results from decreases in consulting and professional fees.

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

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB/A has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Amendment to articles of incorporation, dated November 8, 1967	*
3.3	Amendment to articles of incorporation, dated December 6, 1972	*
3.4	Amendment to articles of incorporation, dated May 29, 1973	*
3.5	Amendment to articles of incorporation, dated December 1, 1979	*
3.6	Amendment to articles of incorporation, dated May 12, 1992	*
3.7	Amendment to articles of incorporation, dated November, 1999	*
3.10	Amendment to articles of incorporation, dated June 1, 2004	**
3.11	Amendment to articles of incorporation, dated February 2, 2006	********
3.8	By-laws	*
3.9	Board of directors resolution amending Unico’s by-laws, dated April 1, 1992	*
4.1

Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock

**
10.15	Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated effective May 31, 2004	**
10.16	Revised Convertible Debenture No. 1 for $125,000 dated March 16, 2004 issued to Kentan Limited Corp. (replaces previous exhibit 10.16 filed in Form 10-QSB for the period ended May 31,2004)	***
10.17	Revised Convertible Debenture No. 2 for $125,000 dated May 26, 2004 issued to Kentan Limited Corp. (replaces previous exhibit 10.17 filed in Form 10-QSB for the period ended May 31,2004)	***
10.18	Convertible Debenture for $75,000 dated April 1, 2004 issued to C.M. Anderson	**
10.19	Convertible Debenture for $637,131.57 dated June 25, 2004 issued to Ray C. Brown	**
10.20	Convertible Debenture for $30,641.99 dated June 25, 2004 issued to C. Wayne Hartle	**
10.21	Convertible Debenture for $187,644.29 dated June 25, 2004 issued to Mark Lopez	**
10.22	June 29, 2004 Addendum to Promissory Note ($350,000) with J. Bruce Hirschberg	**
10.23	June 29, 2004 Addendum to Promissory Note ($200,000) with J. Bruce Hirschberg	**
10.24	Engagement Letter with Javelin Holdings, Inc. dated March 12, 2004	**
10.25	Conversion Agreement with Eben Loewenthal dated June 25, 2004	**
10.26	Consulting Agreement with Nicholas Investment Company, Inc. dated May 10, 2004	**
10.27	Agreement with Salamon Brothers LLC dated March 19, 2004	**
10.28	Convertible Debenture No. 3 for $50,000 dated July 19, 2004 issued to Kentan Limited Corp.	***
10.29	Convertible Debenture No. 4 for $250,000 dated August 2, 2004 issued to Kentan Limited Corp.	***
10.30	Convertible Debenture No. 5 for $1,000,000 dated August 26, 2004 issued to Kentan Limited Corp.	***
10.31	Convertible Debenture No. 6 for $150,000 dated August 26, 2004 issued to Compass Capital Group, Inc.	***
10.32	Convertible Debenture No. 7 for $100,000 dated August 26, 2004 issued to Compass Capital Group, LLC.	***
10.33	Convertible Debenture No. 105 for $25,000 dated June 30, 2004 issued to Javelin Holdings, Inc.	***

10.34	Convertible Debenture No. 8 for $100,000 dated September 27, 2004 issued to Kentan Limited Corp.	****
10.35	Convertible Debenture No. 9 for $75,000 dated October 7, 2004 issued to Reef Holdings Ltd.	****
10.36	Convertible Debenture No. 10 for $250,000 dated October 20, 2004 issued to Reef Holdings Ltd.	****
10.37	Convertible Debenture No. 11 for $250,000 dated November 3, 2004 issued to Reef Holdings Ltd.	****
10.38	Revised Mining Lease and Option to Purchase (Bromide Basin Mining Company, Inc.) dated effective May 1, 2005	*****
10.39	Convertible Debenture No. 12 for $ 250,000 dated January 11, 2005 issued to Kentan Limited Corp.	*****
10.40	Consulting Contract with Javelin Advisory Group, Inc. dated April 1, 2005.	*****
10.41	Convertible Debenture No. 13 for $125,000 dated March 7, 2005 issued to Kentan Limited Corp.	******
10.42	Convertible Debenture No. 14 for $125,000 dated March 10, 2005 issued to Reef Holdings, Ltd	******
10.43	Purchase Contract between PGM, LLC and Deer Trail Mining Company, LLC dated August 31, 2005	*******
10.44	Second Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated April 21, 2006	********
10.45	Third Revised Mining Lease and Option to Purchase (Bromide Basin Mines) dated May 1, 2006	********
10.46	Convertible Debenture No. 15 for $50,000 dated 10/21/05 issued to Kentan Limited Corp.	********
10.47	Convertible Debenture No. 16 for $25,000 dated 11/02/05 issued to Kentan Limited Corp.	********
10.48	Convertible Debenture No. 17 for $25,000 dated 11/23/05 issued to Compass Capital Group, Inc.	********
10.49	Convertible Debenture No. 18 for $7,500 dated 11/30/05 issued to Compass Capital Group, Inc.	********
10.50	Convertible Debenture No. 19 for $25,000 dated 11/30/05 issued to Compass Capital Group, Inc.	********
10.51	Convertible Debenture No. 20 for $50,000 dated 12/01/05 issued to Kentan Limited Corp.	********
10.52	Convertible Debenture No. 21 for $10,000 dated 12/01/05 issued to Kentan Limited Corp.	********
10.53	Convertible Debenture No. 22 for $50,000 dated 12/01/05 issued to Kentan Limited Corp.	********
10.54	Convertible Debenture No. 23 for $25,000 dated 12/15/05 issued to Reef Holdings Ltd.	********
10.55	Convertible Debenture No. 24 for $50,000 dated 12/28/05 issued to Reef Holdings Ltd.	********
10.56	Convertible Debenture No. 25 for $25,000 dated 01/20/06 issued to Reef Holdings Ltd.	********
10.57	Convertible Debenture No. 26 for $25,000 dated 01/27/06 issued to Compass Capital Group, Inc.	********
10.58	Convertible Debenture No. 27 for $50,000 dated 02/14/06 issued to Reef Holdings Ltd.	********
10.59	Convertible Debenture No. 28 for $50,000 dated 02/27/06 issued to Compass Capital Group, Inc.	********
14	Code of Ethics adopted May 19, 2006	********
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	********
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	********
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	********
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	********
99.1	Audit Committee Charter adopted July 7, 2004	*****

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

**** Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2004 filed on February 24, 2005.

***** Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2005 filed on June 20, 2005.

******Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended May 31, 2005 filed July 15, 2005

*******Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2005 filed January 26, 2006

********Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2006 filed on July 18, 2006

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended February 28, 2006 and February 28, 2005, the aggregate fees billed by HJ Associates & Consultants, LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was approximately $54,000 and $44,338, respectively.

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

Dated: July 24, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/ Richard Belliston
Richard Belliston	Director	July 24, 2006

/s/ Ray C. Brown
Ray C. Brown	Director	July 24, 2006

/s/ Kiyoshi Kasai
Kiyoshi Kasai	Director	July 24 2006

EXHIBIT 31.1

Unico, Incorporated

an Arizona Corporation

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Mark A. Lopez, Chief Executive Officer certify that:

(1)   I have reviewed this annual report on Form 10-KSB/A of Unico, Incorporated;

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

Date: July 24, 2006

/s/ Mark A. Lopez

Mark A. Lopez

Chief Executive Officer

EXHIBIT 31.2

Unico, Incorporated

an Arizona Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Mark A. Lopez, certify that:

(1)   I have reviewed this annual report on Form 10-KSB/A of Unico, Incorporated;

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

Date: July 24, 2006

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

1.

the Annual Report on Form 10-KSB/A of the Company for the fiscal year ended February 28, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 24, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Mark A. Lopez, Chief Financial Officer of Unico, Incorporated (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB/A of the Company for the fiscal year ended February 28, 2006 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 24, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

UNICO, INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006 and February 28, 2005

C O N T E N T S

Report of Independent Registered Public Accounting Firm            F-3

Balance Sheet                                                                            F-4

Statements of Operations                                                            F-5

Statements of Stockholders' Equity (Deficit)                                F-6

Statements of Cash Flows                                                          F-7

Notes to the Financial Statements                                                F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Unico, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Unico, Inc. and subsidiaries as of February 28, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended February 28, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico, Inc. and subsidiaries as of February 28, 2006 and 2005, and the results of their operations and their cash flows for the years ended February 28, 2006 and 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and total liabilities exceed total assets. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10, the consolidated financial statements for the year ended February 28, 2006 and 2005 have been restated to correct errors associated with the accounting for previously issued convertible debentures.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

July 13, 2006, except for note 10 for which the date is July 22, 2006

UNICO, INCORPORATED AND SUBSIDIARIES
Consolidated
Balance Sheet
ASSETS
February 28,
2006
Current Assets	(Restated)
Cash	$29,508
Total Current Assets	29,508
Equipment, Net	682,015
Other Assets
Cash- reclamation bonds	179,115
Deposit	5,660
Total Other Assets	184,775
Total Assets	$896,298
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$470,728
Accrued Expenses	636,097
Accounts Payable - related party	5,100
Notes Payable - related party	42,000
Reclamation obligations	48,412
Accrued interest payable	137,458
Accrued interest payable-related party	133,658
Derivative Liability	2,907,029
Debentures payable, net of discount	1,246,251
Debentures payable-related party	675,774
Total Current Liabilities	6,302,507
Total Liabilities	6,302,507
Stockholders' Equity (Deficit)
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 672,263,549 shares issued and outstanding	672,264
Additional Paid in Capital	20,463,222
Accumulated Deficit	(26,551,495)
Total Stockholders' Equity (Deficit)	(5,406,209)
Total Liabilities and Stockholders' Equity (Deficit)	$896,298
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED AND SUBSIDIARIES
Consolidated
Statements of Operations

	For the Year Ended February 28,
	2006	2005
	(Restated)	(Restated)
Sales of precious minerals	$26,202	$-
Total Revenues	26,202	-
Operating Expenses
Salaries and wages	367,667	211,190
Drilling, exploration and maintenance expense	168,426	234,489
Depreciation and accretion	123,102	117,859
General and Administrative expense	797,179	2,305,835
Total Operating Expenses	1,456,374	2,869,373
Net Operating (Loss)	(1,430,172)	(2,869,373)
Other Income (Expense)
Interest Expense	(948,988)	(2,788,703)
Interest Income	4,936	-
Loss on settlement of debt, net	(64,551)	(1,816,971)
Derivative gain ( loss) on debentures	165,792	(1,427,096)
Other Income (expense)	886	(37,177)
Total Other Income (Expense)	(841,925)	(6,069,947)
LOSS FROM OPERATIONS	(2,272,097)	(8,939,320)
Income Tax Expense	-	-
Net (Loss)	$(2,272,097)	$(8,939,320)
Net (Loss) Per Share	$(0.005)	$(0.018)
Weighted Average Shares Outstanding	504,619,303	498,427,896
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Statements of Stockholders' Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, February 29, 2004	-	$-	90,962,974	$90,963	$9,815,773	$(15,340,078)
Common stock issued for services	-	-	2,500,000	2,500	247,500	-
Preferred stock issued for related party debt extinguishment	6,898,032	6,898	-	-	485,764	-
Preferred stock issued for debt extinguishment	2,401,968	2,402	-	-	169,148	-
Preferred stock issued for services (restated)	500,000	500	-	-	35,210	-
Stock issued for extinguishment of debt	-	-	8,464,922	8,465	803,334	-
Stock issued on conversion of convertible debentures	-	-	396,500,000	396,500	1,739,000	-
Derivative loss related to debentures (restated)	-	-			6,430,218	-
Net loss for period ended February 28, 2005 (restated)	-	-	-	-	-	(8,939,320)
Balance, February 28, 2005	9,800,000	9,800	498,427,896	498,428	19,725,947	(24,279,398)
March 2005, preferred stock purchased from related party	(3,000,000)	(3,000)	-	-	(177,000)	-
March 2005, preferred stock issued for related party debt extinguishments	3,000,000	3,000	-	-	87,000	-
Derivative loss related to converted debentures	-	-	-	-	150,014	-
Stock issued for conversion of debentures (restated)	-	-	173,835,653	173,836	677,261	-
Net loss for period ended February 28, 2006 (restated)	-	-	-	-	-	(2,272,097)
Balance, February 28, 2006 (restated)	9,800,000	$9,800	672,263,549	$672,264	$20,463,222	$(26,551,495)

The accompanying notes are an integral part of these financial consolidated statements.

UNICO, INCORPORATED AND SUBSIDIARIES Consolidated Statement of Cash Flows
	For the Year Ended February 28,
	2006	2005
	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(2,272,097)	$(8,939,320)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion	123,102	117,859
Interest expense related to debt discount	747,083	2,619,147
Derivative (gain) loss related to convertible debentures	(165,792)	1,427,096
Common Stock issued for services	-	250,000
Preferred stock issued for services	-	35,710
Loss on settlement of debt	64,551	1,816,971
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Deposit	(200)	-
Prepaid expense and refundable deposits	3,664	(8,624)
Reclamation deposit	13,162	37,177
Certificate of deposit	-	5,358
Increase (Decrease) in:
Accounts Payable and other liabilities	841,303	166,387
Net Cash Used by Operating Activities	(645,224)	(2,472,239)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(20,000)	(6,583)
Investment in land and mining operations	-	(298,980)
Net Cash Used by Investing Activities	(20,000)	(305,563)
Cash Flows from Financing Activities:
Decrease in bank overdraft	(2,826)	(10,796)
Proceeds from notes payable	-	101,800
Proceeds from convertible debentures	717,500	2,725,000
Payments on notes and debentures	(21,144)	(37,000)
Net Cash Provided by Financing Activities	693,530	2,779,004
Increase in Cash	28,306	1,202
Cash at Beginning of Period	1,202	-
Cash at End of Period	$29,508	$1,202
Cash Paid For:
Interest	$-	$22,166
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$250,000
Preferred stock issued for services	$-	$49,994
Common Stock issued for debt extinguishments	105,000	-

Preferred stock issued for debt extinguishments	$90,000	$171,550
Preferred stock issued for debt extinguishments- related party	$-	$492,662
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

Fixed Asset Schedule
	2006	2005
Fixed Assets:
Equipment	$1,063,543	$1,041,543
Land	200,000	200,000
Autos	54,923	54,923
Total	1,318,466	1,296,466
Less Depreciation	634,451	517,903
Net Equipment	$682,015	$778,563

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended February 28, 2006 and February 28, 2005 due to the following:

	2006	2005
Book income	$(691,573)	$(2,594,240)
Depreciation	12,845	(30,898)
Forgiveness of Debt	(44,378)	87,154
Accrued Expense	180,610	-
Stock for services/Options expense	182,325	1,058,350
Impairment expense	-	859,582
Valuation allowance	271,415	620,052
	$-	$-

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

NOTE 3– MATERIAL EVENTS

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

The Company received a comment letter from the Securities and Exchange Commission requesting that the Company review the term and structure of its convertible debentures for potential SFAS 84 accounting treatment for derivative instruments.  Since the debentures converted during the years ended February 28, 2005 and 2006 were converted at prices less than the stated discount price, the Company determined that it was appropriate to record the fair value of the derivative instruments in accordance with SFAS 84.  The recognition of the fair value of the derivative in excess of the original conversion terms resulted in an addition non-cash expense of $373,048 and $1,593,500 for the years ended February 28, 2006 and 2005, respectively.  The current year non-cash expense of $373,048 was included in loss on settlement of debt.

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

Stock Options

A summary of the Company’s outstanding stock options as of February 28, 2006 and February 28, 2005 including all changes during the current fiscal year is presented below::

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

NOTE8 – LEGAL MATTERS

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

Statement of Operations:

The statement of operations for the year ended February 28, 2005 has been adjusted to record a loss on derivative liability of $1,418,763 and additional interest expense of $196,982 related to discount on debt.  The Company also restated its preferred stock based on the cancellation of a book entry of $14,284 and restated a reclamation bond based on its expiration in the prior year.  As a result of these adjustments, the net loss for the year ended February 28, 2005 increased $1,615,745

Subsequent to filing the Company’s financial statements for the year ended February 28, 2006 on Form 10-KSB, the Company determined that the calculation of derivative loss based on court ordered settlements on conversion of the debt for the year then ended had utilized an incorrect measurement.  In addition, the Company noted that certain equipment purchased for a subsidiary had erroneously been recorded on the books of both Bromide Basin and Deer Trail.  As a result, the Company is amending and re-filling its Form 10-KSB.  The accompanying financial statements have been prepared using the adjusted amounts.  The net effect of all prior period adjustments is an increase in retained deficit of $2,092,333, an increase in Paid in Capital of $1,966,548, and a decrease in fixed assets of $125,785.  The following table illustrates the financial statement impact on the prior period.

	2/28/2006 Balance Reported	Prior Period Adjustments	Restated 2/28/2006 Balance

Fixed Assets	$ 807,800	$ (125,785)	$ 682,015
Total Assets	1,022,083	(125,785)	896,298

Total Liabilities	6,302,507	-	6,302,507
Retained Deficit	(24,459,162)	(2,092,333)	(26,551,495)
Paid In Capital	18,496,674	1,966,548	20,463,222
Total Liabilities and Equity	$ (1,022,083)	$ (125,785)	$ (896,298)

Loss on settlement of debt	$ 308,497	$ (373,048)	$ (64,551)
General & administrative expense	671,934	125,785	797,179
Net Loss	$ (1,773,264)	$ (498,833)	$ (2,272,097)

	2/28/2005 Balance Reported	Prior Period Adjustments	Restated 2/28/2005 Balance

Retained Deficit	(22,685,898)	(1,593,500)	(24,279,398)
Paid In Capital	18,496,674	1,593,500	19,725,947
Total Liabilities and Equity	(4,227,072	-	(4,227,072

Loss on settlement of debt	(233,471)	(1,593,500)	(1,816,971)
Net Loss	(7,345,820)	(1,593,500)	(8,939,320)

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