Form 10QSB
period 2006-05-31
UNICO INC /AZ/
filed 2006-07-24
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended May 31, 2006

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

As of July 17, 2006, the issuer had outstanding 4,909,096,450 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes [  ]  No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

MAY 31, 2006

UNICO, INCORPORATED AND SUBSIDIARIES
Consolidated
Balance Sheet

ASSETS
May 31,
2006
(Unaudited)
Current Assets
Cash	$172,450
Total Current Assets	172,450
Equipment, Net	710,357
Construction in progress	287,200
Total Equipment	997,557
Other Assets:
Cash- reclamation bonds	179,095
Deposit	5,460
Total Other Assets	184,555
Total Assets	$1,354,562
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$284,676
Accrued Expenses	226,935
Accounts Payable - related party	116
Notes Payable - related party	7,000
Taxes payable	800
Reclamation obligations	49,348
Accrued interest payable	193,934
Accrued interest payable - related party	117,126
Derivative Liability	3,938,471
Debentures payable, net of discount	960,763
Debentures payable-related party	675,774
Total Current Liabilities	6,454,943
Total Liabilities	6,454,943
Stockholders' Equity (Deficit)
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 4,909,096,450 shares issued and outstanding	4,909,098
Additional Paid in Capital	23,288,831
Accumulated Deficit	(33,308,110)
Total Stockholders' Equity (Deficit)	(5,100,381)
Total Liabilities and Stockholders' Equity (Deficit)	$1,354,562
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED AND SUBSIDIARIES
Consolidated
Statements of Operations
(Unaudited)

	For the Three Months Ended May 31,
	2006	2005
Sales of precious minerals	$-	$-
Total Revenues	-	-
Operating Expenses
Salaries and wages	102,790	114,663
Drilling, exploration and maintenance expense	119,314	248,177
Depreciation and accretion	29,908	25,198
General and Administrative expense	289,301	103,170
Total Operating Expenses	541,313	491,208
Net Operating (Loss)	(541,313)	(491,208)
Other Income (Expense)
Interest Income (Expense)	(688,917)	(503,487)
Loss on Settlement of debt	(5,192,860)	-
Derivative gain (loss) on debentures	(333,525)	341,920
Other income	-	19,386
Total Other Income (Expense)	(6,215,302)	(142,181)
LOSS FROM CONTINUING OPERATIONS	(6,756,615)	(633,389)
Income Tax Expense	-	-
Net (Loss)	$(6,756,615)	$(633,389)
Net (Loss) Per Share	$(0.005)	$(0.001)
Weighted Average Shares Outstanding	1,296,979,849	498,427,896
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED AND SUBSIDIARIES
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 28, 2006	9,800,000	$ 9,800	672,263,549	$ 672,264	$ 20,463,222	$ (26,551,495)
S-8 Stock issued for legal expenses	-	-	10,000,000	10,000	7,500	-
Derivative portion of convertible debentures	-	-	-	-	927,083	-
Stock issued for conversion of debentures	-	-	4,226,832,901	4,226,833	1,891,026	-
Net (Loss) for period ended May 31, 2006 (unaudited)	-	-	-	-	-	(6,756,615)
Balance, May 31, 2006	9,800,000	$ 9,800	4,909,096,450	$ 4,909,097	$ 23,288,831	$ (33,308,110)

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ending May 31,
	2006	2005
Cash Flows from Operating Activities:
Net Income (Loss)	$(6,756,615)	$(633,389)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	29,908	25,198
Financing cost related to convertible debentures	5,192,860	503,487
Derivative expense related to convertible debentures	973,037	(341,920)
Common Stock issued for services	17,500	(14,284)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	220	37,177
Increase (Decrease) in:
Accounts Payable and other liabilities	(594,454)	112,317
Net Cash Used by Operating Activities	(1,137,544)	(311,414)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(344,514)	-
Net Cash Used by Investing Activities	(344,514)	-
Cash Flows from Financing Activities:
Increase in bank overdraft	-	11,414
Proceeds from stock payable	-	50,000
Proceeds from convertible debentures	1,625,000	250,000
Net Cash Provided by Financing Activities	1,625,000	311,414
Increase in Cash	142,942	-
Cash at Beginning of Period	29,508	-
Cash at End of Period	$172,450	$-
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for services	$17,500	$-
Common Stock issued for debt extinguishments	$925,000	$-
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

  Notes to the Consolidated Financial Statements

May 31, 2006 and May 31, 2005

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Unico, Incorporated is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.  These financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended February 28, 2006.

a.

Organization and Business Activities

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

b.

Fixed Assets

Fixed assets are depreciated on a straight-line basis over five years.  Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets.

Fixed Asset Schedule
2006
Fixed Assets:
Office/ computers	$2,352
Equipment	1,116,505
Land	200,000
Autos	54,923
Construction in progress	287,200
Total	$1,660,980
Less Depreciation	663,423
Net Equipment	$997,557

c.

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

d.

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

Effect

As an operating company, the Company must consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDC’s. As a result, in accordance with FAS 154, the accompanying financial statements have been presented on an operating and consolidated basis for all periods presented on a retrospective basis.  The effect to the statement of operations for the prior period based on the consolidated comparison are as follows:

The statement of operations for the quarter ended May 31, 2005 has been adjusted to include the subsidiaries of Deer Trail, Silver Bell and Bromide which were included only as portfolio companies in the May 31, 2005 quarterly report.  As a result, operating expenses increased by $345,423.  This increase was partially offset by a gain on derivatives of $341,920.  In addition, interest expense increased $162,501 and the decline in investments decreased $219,738.  As a result of this consolidation the net loss for the quarter ended May 31, 2005 decreased  $53,734 from $687,123 to $633,389.

NOTE 2 –  CONVERTIBLE DEBENTURES

During the quarter ended May 31, 2006, the Company issued $1,625,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  At February 28, 2006, the Company previously had $2,205,774 in debentures issued and outstanding.  During the quarter ended May 31, 2006, the Company converted $925,000 of convertible debentures and issued 4,226,832,901 shares of free-trading common stock.  As a result of these transactions, the Company recorded a loss on settlement of debt of $5,192,680 for the quarter ended May 31, 2006 and recorded a loss of $333,525 on the derivative portion of the debentures.   As of May 31, 2006, the Company had $2,905,774 in convertible debentures issued and outstanding.

NOTE 3 – COMMON STOCK

As of May 31, 2006, the Company had 4,909,096,450 shares of common stock issued and outstanding with 90,903,550 shares authorized but unissued. During the quarter ended May 31, 2006 the Company issued 4,226,832,901 shares of free trading common stock under a court ordered settlement agreement as consideration for the conversion of $925,000 in debentures that had become due.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard form, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

On March 2, 2006, the Company issued 10,000,000 shares to an attorney as payment for services.  The shares were issued under an S-8 registration statement.

Stock Options

A summary of the Company’s outstanding stock options as of May 31, 2006, including all changes during the current fiscal quarter is presented below:

	Shares	Weighted Average Exercise Price
Balance at February 28, 2006	2,000,000	$ 0.10
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	2,000,000	0.10
Outstanding, May 31, 2006	-	$ -

Exercisable, May 31, 2006	-	$ -

NOTE 4 – LEGAL MATTERS

On December 13, 2005, the Company executed a Release and Settlement Agreement with Connors Drilling LLC in regards to a civil suit filed by Connors for payment of prior services performed.  Under the terms of the settlement, the Company agreed to pay Connors a total of $91,727, which included interest and legal fees.  During the quarter ended May 31, 2006, the Company paid the remaining balance of $45,939.60.

From September 30, 2004 through March 30, 2005 Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. During the quarter ended May 31, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 4,226,832,901 shares of its common stock in settlement of debentures totaling $925,000.

NOTE 5– GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $33,308,110 from its inception through May 31, 2006.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the next 12 months, the Company’s plan of operation is to raise approximately $5,000,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The funds are intended for the following purposes:

▪

Ship core samples taken from the completed 2nd phase of exploratory drilling at the Deer Trail Mine and have them analyzed/certified by an independent lab;

▪

Continue sampling and testing ore from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

▪

Increase mining and milling activities at the Deer Trail Mine;

▪

Upgrade the mine infrastructure at the Deer Trail Mine;

▪

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

▪

Acquire a pilot mill to accommodate temporary production of concentrates to PGM Company while upgrades are made to the existing mill at the Deer Trail Mine;

▪

Upgrade the screening plant and crushing facilities at the upper Deer Trail Mine and resume processing the ore dumps;

▪

Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine;

▪

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

▪

Exercise the purchase option or extend the Bromide Basin Mine lease;

▪

Commence an exploration and resource definition program at the Silver Bell Mine beginning in Spring/Summer, 2006;

▪

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  The Company’s cash as of July 17, 2006 will sustain operations for approximately 60 days.

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

Hole	Interval	Gold	Silver	Lead	Zinc
	from - to (ft)	(grams/troy oz.)	(grams/ Troy oz.)	(%)	(%)

RC-1	190 – 230 40	0.207	10.98	0.355	0.205

RC-2	40 - 45 5	0.364	95.36	3.61	0.390

Includes	175 - 180 5	0.369	45.71	2.87	1.41

RC-10	65 - 95 30	0.363	16.48	0.086	0.022

RC-11	60 - 70 10	1.36	52.25	0.758	0.191

Includes	65 - 70 5	2.26	32.69	0.961	0.289

RC-12	85 - 90 5	0.460	137.14	3.94	1.00

RC-17	55 - 65 10	0.799	13.02	0.033	0.012

RC-18	45 - 50 5	1.54	40.77	0.154	0.018

RC-19	0 – 140 140	0.527	14.65	0.116	0.107

Includes	35 - 45 10	2.64	14.11	0.840	1.26

Includes	35 - 40 5	4.66	21.15	1.30	2.14

Includes	75 - 120 45	0.930	34.86	0.135	0.021

Includes	95 - 105 10	3.17	88.63	0.303	0.019

Includes	100 - 105 5	4.78	151.02	0.682	0.008

RC-20	95 - 100 5	1.92	62.02	0.218	0.030

RC-21	95 - 110 15	0.899	74.29	0.145	0.014

RC-22	110 - 120 10	1.77	18.14	0.074	0.024

Includes	115 - 120 5	3.25	27.52	0.079	0.014

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine beginning in Summer, 2006.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine.  Silver Bell Mining Company anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

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

▪

Ship core samples taken from the completed 2nd phase of exploratory drilling at the Deer Trail Mine and have them analyzed/certified by an independent lab;

▪

Continue sampling and testing ore from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

▪

Increase mining and milling activities at the Deer Trail Mine;

▪

Upgrade the mine infrastructure at the Deer Trail Mine;

▪

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

▪

Acquire a pilot mill to accommodate temporary production of concentrates to PGM Company while upgrades are made to the existing mill at the Deer Trail Mine;

▪

Upgrade the screening plant and crushing facilities at the upper Deer Trail Mine and resume processing the ore dumps;

▪

Acquire new mining equipment and vehicles to improve operations at the Deer Trail Mine;

▪

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

▪

Exercise the purchase option or extend the Bromide Basin Mine lease;

▪

Commence an exploration and resource definition program at the Silver Bell Mine beginning in Spring/Summer, 2006; and

▪

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  The Company’s cash as of July 17, 2006 will sustain operations for approximately 60 days.

Results of Operations.

During the three months ended May 31, 2006, Unico experienced a net loss in the amount of $6,756,615 or approximately ($0.005) per share compared to a net loss of $633,389 or approximately ($0.001) per share for the same period in 2005.

For the three months ended May 31, 2006 and May 31, 2005, Unico reported no revenues.

Unico attributes the $6,123,226 increase in net loss for the three month period ended May 31, 2006 compared to the same period ended May 31, 2005 primarily to a $5,192,860 increase in loss on settlement of debt due to derivative aspect of financing through a court ordered settlement on convertible debentures.  The $186,131 increase in general and administrative expenses primarily resulted from increases in consulting and professional fees.  Unico interest expense increased $185,430.  In the three months ended May 31, 2006, Unico incurred a derivative loss on debentures in the amount of 333,525, as compared to a derivative gain on debentures of 341,920 in the three months ended May 31, 2005.

The substantial increase in loss on settlement of debt for the three month period ended May 31, 2006 is largely attributed to the Company converting $925,000 of convertible debentures into 4,226,832,901 shares of free-trading common stock issued by the Company.  As a result of these transactions, the Company recorded a loss on settlement of debt of $5,192,860 related to the court ordered settlement of the conversion of the debt during the quarter ended May 31, 2006.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of May 31, 2006 the Company had a deficit in working capital of $6,282,493.  The Company has accumulated $33,308,110 of net operating losses through May 31, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

We are dependent on raising approximately $5,000,000 to successfully implement our 12 month business plan described above.  The Company’s termination of its election to be regulated as a business development company has allowed the Company to move forward.  We believe $5,000,000 can be raised with a combination of debt and equity.

Our auditors have issued a "going concern" opinion in note 6 of our February 28, 2006 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $5,000,000 in equity, debt or through other financing transactions in the next 12 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Mark A. Lopez evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of May 31, 2006.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended May 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Kaibab Industries, Inc., the lessor of the Bromide Basin Mine property, demanded that Unico pay the entire balance due on a promissory note dated April 1, 2003 which was secured with certain equipment owned by Unico.  Kaibab Industries, Inc. also demanded that Bromide Basin Mining Company, LLC pay all unpaid rent owed under the Second Revised Mining Lease and Option to Purchase (the “Lease”) plus all taxes and mining claim renewal fees to be reimbursed pursuant to the Lease.  The Lease expired on October 31, 2005.  Kaibab Industries, Inc. threatened to file suit to collect the amounts owing.  On or about May 1, 2006, Unico paid all $125,785.20 owed under the promissory note, and $63,591.62 for past rent, taxes and mining claim renewal fees owed under the Lease.  Also effective May 1, 2006, Unico and Kaibab Industries, Inc. entered into a Third Revised Mining Lease and Option to Purchase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of May 31, 2006, the Company had 4,909,096,450 shares of common stock issued and outstanding with 90,903,550 shares authorized but unissued. During the quarter ended May 31, 2006 the Company issued 4,226,832,901 shares of free trading common stock under a court ordered settlement agreement as consideration for the conversion of $925,000 in debentures that had become due.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard form, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. For additional information concerning these stock issuances, see the last paragraph in Item 1. Legal Proceedings above.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending May 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending May 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

Date: July 24, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer