Form 10QSB/A
period 2006-05-31
UNICO INC /AZ/
filed 2006-10-24
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

As of July 17, 2006, the issuer had outstanding 49,340,965 post-reverse split shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes [  ]  No [ X  ]

Unless otherwise indicated, the information in this quarterly report on Form 10-QSB/A gives effect to the 1-for-100 reverse stock split of Unico, Incorporated’s common stock, par value $0.001 per share (the “Common Stock”) effected on August 11, 2006.

Explanatory Note: This amendment to the Company’s Form 10-QSB originally filed on July 24, 2006 for the quarter ended May 31, 2006 corrects clerical errors.  Refer to Note 2 to the consolidated financial statements in Item 1 of this Form 10-QSB/A for a discussion of the nature of the errors and the impact of the errors on the restated consolidated financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

MAY 31, 2006

UNICO, INCORPORATED AND SUBSIDIARIES
Consolidated
Balance Sheet

ASSETS
May 31,
2006
(Unaudited) (Restated)
Current Assets
Cash	$282,686
Total Current Assets	282,686
Equipment, Net	704,358
Mill construction in progress	287,200
Total Equipment	991,558
Other Assets
Cash- reclamation bonds	179,095
Deposit	5,460
Total Other Assets	184,555
Total Assets	$1,458,799
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$310,477
Accrued Expenses	226,935
Accounts Payable - related party	116
Notes Payable - related party	7,000
Reclamation obligations	49,348
Accrued interest payable	183,934
Accrued interest payable - related party	87,125
Derivative Liability	3,938,471
Debentures payable, net of discount	960,763
Debentures payable-related party	675,774
Total Current Liabilities	6,439,943
Total Liabilities	6,439,943
Stockholders' Equity (Deficit)
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 49,340,965 shares issued and outstanding	49,341
Additional Paid in Capital	28,188,589
Accumulated Deficit	(33,228,874)
Total Stockholders' Equity (Deficit)	(4,981,144)
Total Liabilities and Stockholders' Equity (Deficit)	$1,458,799
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED AND SUBSIDIARIES
Consolidated
Statements of Operations
(Unaudited)

	For the Three Months Ended May 31,
	2006 (Restated)	2005
Sales of precious minerals	$-	$-
Total Revenues	-	-
Operating Expenses
Salaries and wages	102,790	114,663
Drilling, exploration and maintenance expense	81,837	235,468
Depreciation and accretion	29,908	28,742
Professional fees	59,706	19,678
General and Administrative expense	187,836	121,400
Total Operating Expenses	462,077	519,951
Net Operating (Loss)	(462,077)	(519,951)
Other Income (Expense)
Interest Income (Expense)	(688,917)	(503,487)
Loss on Settlement of debt	(5,192,860)	-
Derivative gain (loss) on debentures	(333,525)	341,920
Other income	-	19,386
Total Other Income (Expense)	(6,215,302)	(142,181)
LOSS FROM CONTINUING OPERATIONS	(6,677,379)	(662,132)
Income Tax Expense	-	-
Net (Loss)	$(6,677,379)	$(662,132)
Net (Loss) Per Share	$(0.23)	$(0.13)
Weighted Average Shares Outstanding	29,494,373	4,984,279
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED AND SUBSIDIARIES
Statement of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 28, 2006	9,800,000	$ 9,800	6,722,636	$ 6,723	21,128,763	$ (26,551,495)
S-8 Stock issued for legal expenses (unaudited)	-	-	100,000	100	17,400	-
Derivative portion of convertible debentures (unaudited)	-	-	-	-	927,083	-
Stock issued for conversion of debentures (unaudited)	-	-	42,518,329	42,518	6,115,343	-
Net (Loss) for period ended May 31, 2006 (unaudited)	-	-	-	-	-	(6,677,379)
Balance, May 31, 2006 (unaudited)(restated)	9,800,000	$ 9,800	49,340,965	$ 49,341	$ 28,188,589	$ (33,228,874)

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ending May 31,
	2006	2005
	(Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(6,677,379)	$(662,132)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	29,908	28,742
Financing cost related to convertible debentures	5,192,860	503,487
Derivative expense related to convertible debentures	973,037	(341,920)
Common Stock issued for services	17,500	(14,284)
Common Stock issued for interest	40,000	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	220	37,177
Increase (Decrease) in:
Accounts Payable and other liabilities	(609,454)	137,515
Net Cash Used by Operating Activities	(1,033,308)	(311,414)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(338,514)	-
Net Cash Used by Investing Activities	(338,514)	-
Cash Flows from Financing Activities:
Increase in bank overdraft	-	11,414
Proceeds from stock payable	-	50,000
Proceeds from convertible debentures	1,625,000	250,000
Net Cash Provided by Financing Activities	1,625,000	311,414
Increase in Cash	253,178	-
Cash at Beginning of Period	29,508	-
Cash at End of Period	$282,686	$-
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$17,500	$-
Common Stock issued for debt extinguishments	$925,000	$-
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

Fixed Asset Schedule
2006
Fixed Assets:
Office/ computers	$2,352
Equipment	1,110,505
Land	200,000
Autos	54,923
Mill construction in progress	287,200
Total	$1,654,980
Less Depreciation	(663,422)
Total Equipment	$991,558

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

EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed.  For example, when a debentures converts at a discount to market based on the stock price on the date of conversion.  In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value.   In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations.  At the time of conversion, any remaining derivative liability is charged to additional paid-in capital.  For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility.

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

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

Unico has restated its unaudited May 31, 2006 financial statements to correct clerical errors.  The restatement resulted in an increase in cash of $110,236 from $172,450 to $282,686, a decrease in equipment of $5,999 from $710,357 to $704,358, an increase in accounts payable of $25,801 from $284,676 to $310,477, a decrease in accrued interest payable of $40,001 from $311,060 to $271,059, an increase in common stock of $25,000 from $4,909,098 to $4,934,098, an increase in additional paid in capital of $15,000 from $23,288,831 to $23,303,831, a decrease in total operating expenses of $79,236 from $541,313 to $462,077, an increase in common stock issued for interest of $40,000 from $0 to $40,000. The error also has the effect of decreasing the net loss for the period ending May 31, 2006 from $6,756,615 to $6,677,379.

NOTE 3 –  CONVERTIBLE DEBENTURES

During the quarter ended May 31, 2006, the Company issued $1,625,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  At February 28, 2006, the Company previously had $2,205,774 in debentures issued and outstanding.  During the quarter ended May 31, 2006, the Company converted $925,000 of convertible debentures and issued 42,518,329 post-reverse split shares of free-trading common stock.  As a result of these transactions, the Company recorded a loss on settlement of debt of $5,192,680 for the quarter ended May 31, 2006 and recorded a loss of $333,525 on the derivative portion of the debentures.   As of May 31, 2006, the Company had $2,905,774 in convertible debentures issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2004, the Company executed convertible debentures with Ray C. Brown, Director and former Chief Executive Officer, and Wayne Hartle, Secretary, for $675,774.  These debentures bear interest at the rate of 10% per annum, convert at a discount of 80% of closing bid price on the date of conversion, and are now due and payable though demand for payment has not been made.  The Company has recorded the debentures as current liabilities and has accrued interest on those debentures of $71,108 as of May 31, 2006.  During the quarter ended May 31, 2006, the Company issued 150,000 post-reverse split shares of restricted common stock to Ray Brown for payment of $47,680 of interest due on convertible debentures. Accrued interest-related party was decreased as a result.

NOTE 5 – COMMON STOCK

As of May 31, 2006, the Company had 49,340,965 post-reverse split shares of common stock issued and outstanding with 4,950,659,035  shares authorized but unissued. During the quarter ended May 31, 2006 the Company issued 42,518,329 post-reverse split shares of free trading common stock under a court ordered settlement agreement as consideration for the conversion of $925,000 in debentures that had become due.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard form, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

During the quarter ended May 31, 2006, the Company issued 150,000 post-reverse split shares of restricted common stock to Ray Brown for payment of $47,680 of interest due on convertible debentures. Accrued interest-related party was decreased as a result.

On March 2, 2006, the Company issued 100,000 post-reverse split shares to an attorney as payment for services.  The shares were issued under an S-8 registration statement.

Stock Options

A summary of the Company’s outstanding stock options as of May 31, 2006, including all changes during the current fiscal quarter is presented below:

	Shares	Weighted Average Exercise Price
Balance at February 28, 2006	20,000*	$ 0.10
Granted	-	-
Canceled	-	-
Exercised	-	-
Expired	20,000*	0.10
Outstanding, May 31, 2006	-	$ -

Exercisable, May 31, 2006	-	$ -

            *post-reverse split

NOTE 6 – LEGAL MATTERS

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

From September 30, 2004 through March 31, 2005 Unico issued convertible debentures (“Debentures”) aggregating $625,000 to Reef Holding, Ltd. and $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. During the quarter ended May 31, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 42,518,329 post-reverse split shares of its common stock in settlement of debentures totaling $925,000.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $33,228,873 from its inception through May 31, 2006.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to May 31, 2006, Deer Trail Mining Company entered into an agreement with Joel Johnson to acquire options on the Clyde, Clyde Intermediate and Crown Point claims.  The options are for two years, with options to extend the claims, and allow Deer Trail to mine the claims and prove mineral reserves.  Under the terms of the Agreement, Deer Trail paid an initial down payment of $31,000 with $4,000 due in the second year of the option.  Additionally, Deer Trail will pay 3% of the gross sale proceeds from the sale of any ore or mineral resources extracted from the claims.

Subsequent to May 31, 2006, the Company’s subsidiary, Deer Trail Mining Company, entered into an agreement to acquire 70 additional claims covering 1,500 acres in Piute County Utah for the purpose of exploration, and mining activities.  In consideration for the rights under the agreement, the Deer Trail Mining Company agreed to pay the lease holder an amount equal to three percent of the gross sales proceeds from all ore, concentrates, and all other productions of mineral resources extracted from the claims.

Subsequent to May 31, 2006, the Company executed two new convertible debentures of $250,000 each with a third party.  The debentures can be converted at a 50% discount to the closing bid price on the date of conversion and are due and payable six months from the date of issuance, September 7, 2006 and October 2, 2006, respectively.

Effective August 11, 2006, the Company’s common stock underwent a 1 for 100 reverse stock split.  As a result, the number of outstanding shares of the Company’s common stock as of August 11, 2006 decreased from approximately 4,954,096,450 pre-reverse split shares to 49,540,965 post-reverse split shares.  Share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.

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

In August 2006, Deer Trail Mining Company entered into an agreement with Joel Johnson to acquire options on the Clyde, Clyde Intermediate and Crown Point claims.  The options are for two years, with options to extend the claims, and allow Deer Trail to mine the claims and prove mineral reserves.  Under the terms of the Agreement, Deer Trail paid an initial down payment of $31,000 with $4,000 due in the second year of the option.  Additionally, Deer Trail will pay 3% of the gross sale proceeds from the sale of any ore or mineral resources extracted from the claims.

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

Reverse Stock Split

Effective August 11, 2006, the Company’s common stock underwent a 1 for 100 reverse stock split.  As a result, the number of outstanding shares of the Company’s common stock as of August 11, 2006 decreased from approximately 4,954,096,450 pre-reverse split shares to 49,540,965 post-reverse split shares.  Share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.

Results of Operations.

During the three months ended May 31, 2006, Unico experienced a net loss in the amount of $6,677,379 or approximately ($0.23) per share compared to a net loss of $662,132 or approximately ($0.13) per share for the same period in 2005.

For the three months ended May 31, 2006 and May 31, 2005, Unico reported no revenues.

Unico attributes the $6,015,247 increase in net loss for the three month period ended May 31, 2006 compared to the same period ended May 31, 2005 primarily to a $5,192,860 increase in loss on settlement of debt due to derivative aspect of financing through a court ordered settlement on convertible debentures.  The $66,436 increase in general and administrative expenses primarily resulted from increases in consulting and professional fees.  Unico interest expense increased $185,430.  In the three months ended May 31, 2006, Unico incurred a derivative loss on debentures in the amount of $333,525, as compared to a derivative gain on debentures of $341,920 in the three months ended May 31, 2005.

The substantial increase in loss on settlement of debt for the three month period ended May 31, 2006 is largely attributed to the Company converting $925,000 of convertible debentures into 42,518,329 post-reverse shares of free-trading common stock issued by the Company.  As a result of these transactions, the Company recorded a loss on settlement of debt of $5,192,860 related to the court ordered settlement of the conversion of the debt during the quarter ended May 31, 2006.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of May 31, 2006 the Company had a deficit in working capital of $6,157,257.  The Company has accumulated $33,228,874 of net operating losses through May 31, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

From September 30, 2004 through March 31, 2005 Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From February 9, 2006 until May 12, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 44,006,686 post-reverse split shares of its common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of May 31, 2006, the Company had 49,340,965 post-reverse split shares of common stock issued and outstanding with 4,950,659,035 shares authorized but unissued. During the quarter ended May 31, 2006 the Company issued 42,518,329 post-reverse split shares of free trading common stock under a court ordered settlement agreement as consideration for the conversion of $925,000 in debentures that had become due.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard form, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. For additional information concerning these stock issuances, see the last paragraph in Item 1. Legal Proceedings above.

Item 3. Defaults Upon Senior Securities.

From September 30, 2004 through March 31, 2005 Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From February 9, 2006 until May 12, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 44,006,686 post-reverse split shares of its common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.60	Convertible Debenture No. 29 for $25,000 dated March 2, 2006 issued to Umbrella Holdings	Filed herewith
10.61	Convertible Debenture No. 30 for $75,000 dated March 8, 2006 issued to Umbrella Holdings	Filed herewith
10.62	Convertible Debenture No. 31 for $75,000 dated March 15, 2006 issued to Outboard Investments, LTD	Filed herewith
10.63	Convertible Debenture No. 32 for $150,000 dated March 22, 2006 issued to Outboard Investments, LTD	Filed herewith
10.64	Convertible Debenture No. 33 for $250,000 dated April 6, 2006 issued to Outboard Investments, LTD	Filed herewith
10.65	Convertible Debenture No. 34 for $250,000 dated April 18, 2006 issued to Outboard Investments, LTD	Filed herewith
10.66	Convertible Debenture No. 35 for $300,000 dated May 4, 2006 issued to Outboard Investments, LTD	Filed herewith
10.67	Convertible Debenture No. 36 for $500,000 dated May 17, 2006 issued to Outboard Investments, LTD	Filed herewith

(b) Reports on Form 8-K

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: October 23, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

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

Date: October 23, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

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

Date: October 23, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB/A for the period ending May 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

Date: October 23, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB/A for the period ending May 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

Date: October 23, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer