Form 10QSB
period 2006-08-31
UNICO INC /AZ/
filed 2006-10-24
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 31, 2006

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

As of October 12, 2006, the issuer had outstanding 182,411,108 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes [  ]  No [ X  ]

Unless otherwise indicated, the information in this quarterly report on Form 10-QSB gives effect to the 1-for-100 reverse stock split of Unico, Incorporated’s common stock, par value $0.001 per share (the “Common Stock”) effected on August 11, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

AUGUST 31, 2006

UNICO, INCORPORATED
Consolidated
Balance Sheet

ASSETS
August 31,
2006
(Unaudited)
Current Assets
Cash	$203,390
Total Current Assets	203,390
Fixed assets, net of depreciation (Note 1)	733,054
Construction in progress	561,657
Total Fixed Assets	1,294,711
Other Assets
Cash- reclamation bonds	180,703
Deposit	5,460
Total Other Assets	186,163
Total Assets	$1,684,264
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$268,616
Accrued Expenses	175,765
Reclamation obligations	50,284
Accrued interest payable	170,999
Accrued interest payable - related party (Note 3)	51,003
Derivative Liability	4,734,997
Debentures payable, net of discount (Note 2)	1,755,916
Debentures payable-related party (Note 3)	675,774
Total Current Liabilities	7,883,354
Total Liabilities	7,883,354
Stockholders' Equity
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 75,752,799 shares issued and outstanding	75,753
Additional Paid in Capital	30,299,856
Accumulated Deficit	(36,584,499)
Total Stockholders' Equity (Deficit)	(6,199,090)
Total Liabilities and Stockholders' Equity (Deficit)	$1,684,264
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Consolidated
Statements of Operations
(Unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,

	2006	2005	2006	2005
Total Revenues	$-	$-	$-	$-
Operating Expenses
Drilling, exploration and maintenance expense	148,881	265,291	67,044	29,823
Depreciation and accretion	60,137	57,088	30,229	28,346
Professional fees	93,404	22,004	33,699	2,326
Salaries/Wages	171,938	193,495	69,147	78,832
General and administrative expense	347,059	179,537	159,223	58,137
Total Operating Expenses	821,419	717,415	359,342	197,464
Net Operating (Loss)	(821,419)	(717,415)	(359,342)	(197,464)
Other Income (Expense)
Interest expense	(1,663,804)	(718,079)	(974,887)	(214,592)
Interest income	1,608	300	1,608	-
Derivative gain (loss) on debentures	(537,551)	491,585	(204,026)	149,665
Other income	-	21,088	-	1,702
Loss on settlement of debt	(7,011,837)	-	(1,818,977)	-
Total Other Income (Expense)	(9,211,584)	(205,106)	(2,996,282)	(63,225)
LOSS FROM CONTINUING OPERATIONS	(10,033,003)	(922,521)	(3,355,624)	(260,689)
Income Tax Expense	-	-	-	-
Net (Loss)	$(10,033,003)	$(922,521)	(3,355,624)	$(260,689)
Net (Loss) Per Share	$(0.25)	$(0.19)	(0.07)	$(0.05)
Weighted Average Shares Outstanding	40,512,349	4,984,279	51,628,064	4,984,279
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 28, 2006	9,800,000	$ 9,800	6,722,636	$ 6,723	$ 21,128,763	$ (26,551,496)
S8 Stock issued for legal expenses	-	-	100,000	100	17,400	-
Stock issued for conversion of debentures during period ending May 31, 2006	-	-	42,518,329	42,518	6,115,341	-
Stock issued for conversion of debentures during period ending August 31, 2006	-	-	26,411,834	26,412	184,790	-
Derivative portion of convertible debentures	-	-	-	-	2,853,562	-
Net Gain (Loss) for period ended August 31, 2006(unaudited)	-	-	-	-	-	(10,033,003)
Balance, August 31, 2006(unaudited)	9,800,000	$ 9,800	75,752,799	$ 75,753	$ 30,299,856	$ (36,584,499)

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ending August 31,
	2006	2005

Cash Flows from Operating Activities:
Net Loss	$(10,033,003)	$(922,521)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	60,136	57,088
Interest expense on debentures (FAS 84)	8,554,004	-
Derivative expense related to convertible debentures	537,551	(2,082)
Common Stock issued for services	17,500	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(1,388)	(1,182)
Increase (Decrease) in:
Accrued expenses	(407,745)	277,048
Accounts Payable and other liabilities	(207,213)	116,914
Net Cash Used by Operating Activities	(1,480,158)	(474,735)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(670,960)	198
Net Cash Provided (Used) by Investing Activities	(670,960)	198
Cash Flows from Financing Activities:
Proceeds from stock payable	-	110,000
Issuance of convertible debentures	2,325,000	318,856
Net Cash Provided by Financing Activities	2,325,000	428,856
Increase in Cash	173,882	(45,681)
Cash at Beginning of Period	29,508	38,379
Cash at End of Period	$203,390	$(7,302)
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$17,500	$-
Common Stock issued for debt extinguishments	$1,032,500	$-
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

  Notes to the Consolidated Financial Statements

August 31, 2006 and August 31, 2005

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

a.

Organization and Business Activities

Unico Incorporated operated as a business development company (BDC) as defined by the Investment Company Act of 1940 from July 12, 2004 until withdrawing its BDC election in October 2005.  The decision to withdraw the BDC election was made in consideration for the Company’s change in operating strategy away from individual investments towards more fully developing the mining operations already acquired.  The Company received shareholder approval for withdrawing the BDC election on October 11, 2005 and filed Form N-54C, which formally withdrew its BDC election, on October 12, 2005.

The Company presently has three wholly-owned subsidiaries: Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc., and Bromide Basin Mining Company, LLC.  While the Company reported under the Investment Company Act as a Business Development Company, the operations of these entities were not consolidated but, rather, were treated as investments and were carried on the Company’s books at their fair market value.  As a result of the Company’s withdrawal as a BDC, the equity method of accounting is now appropriate.  The accompanying consolidated financial statements are therefore those of the Company and its wholly owned subsidiaries, Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc. and Bromide Basin Mining Company, LLC.

b.

Fixed Assets

Fixed assets are depreciated on a straight-line basis over five years.  Fixed assets are recorded at cost. Major additions and improvement are capitalized on a percentage of completion basis. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets.

Equipment Schedule
2006
Office/ computers	$2,352
Equipment	1,168,494
Land	200,000
Autos	54,923
Construction in progress	561,657
Total	$1,987,426
Less Depreciation	(692,715)
Net Equipment	$1,294,711

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

EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed.  For example, when a debentures converts at a discount to market based on the stock price on the date of conversion.  In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at its fair value.   In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations.  At the time of conversion, any remaining derivative liability is charged to additional paid-in capital.  For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility.

d.

Change In Accounting Practices

Withdrawal as a Business Development Company

On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940.  On August 1, 2005, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a business development company (“BDC”) as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On October 11, 2005, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC, and on October 12, 2005, a Notification of Withdrawal was filed with the Securities and Exchange Commission.  The change in the Company’s status eliminates the Company’s ability to utilize the “fair value” method of accounting for subsidiaries that is required of investment companies.

Significant change in method of accounting

The election to withdraw the Company’s election as a BDC under the Investment Company Act has resulted in a significant change in the Company’s required method of accounting. Investment Company financial statement presentation and accounting utilizes the fair value method of accounting for recording ownership in portfolio or subsidiary companies.  This treatment requires that BDCs value their investments at market value as opposed to historical cost.  With the Company’s withdrawal from the Investment Company Act, the required financial statement presentation and accounting for securities held will be either the equity method or historical cost method of accounting, depending on the classification of the investment and the Company’s ownership percentage.

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

The statement of operations for the quarter ended August 31, 2005 has been adjusted to include the subsidiaries of Deer Trail, Silver Bell and Bromide which were included only as portfolio companies carried at their fair market value in the August 31, 2005 quarterly report previously filed.  As a result of consolidating these entities, operating expenses increased by $390,566, interest expense increased $329,167 and the unrealized loss on investments of $111,812 was eliminated.  Combined, these changes along with a gain on derivatives of $491,585 resulted in the net loss for the quarter ended August 31, 2005 increasing from $880,975 to $886,521.

Changes in reporting

Operating expenses have been further broken down to highlight and clarify additional expenses in then current reporting period and have been reclassified in prior periods to conform with this reporting format.

NOTE 2 –  CONVERTIBLE DEBENTURES

During the quarter ended August 31, 2006, the Company issued $700,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company also had $2,905,774 in debentures issued and outstanding from prior quarters.  During the quarter ended August 31, 2006, the Company converted $107,500 of convertible debentures and issued 25,511,834 post-reverse split shares of free-trading common stock under a court ordered settlement (See Note 4).   The issuance of stock in settlement of the debenture resulted in an expense of $1,818,977, which represented the difference between the value of the stock issued and the amount of note converted.  As of August 31, 2006, the Company had $3,498,274 in convertible debentures issued and outstanding before the discount.

The issuance of the convertible debentures under the terms specified result in the number of shares to be issued upon conversion being indeterminate. EITF 00-19 requires that for such debentures, the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at its fair value.   In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations.  In applying EITF 00-19 for the quarter ended August 31, 2006, the Company recorded a loss of $204,026 on the derivative portion of the debentures and a discount of $1,066,584 on the debentures.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2004, the Company executed convertible debentures with Ray C. Brown, Director and former Chief Executive Officer, and Wayne Hartle, Secretary, for $675,774.  These debentures bear interest at the rate of 10% per annum, convert at a discount of 80% of closing bid price on the date of conversion, and are now due and payable though demand for payment has not been made.  The Company has recorded the debentures as current liabilities and has accrued interest on those debentures of $25,461 as of August 31, 2006.  During the quarter ended August 31, 2006, the Company issued 900,000 shares of restricted common stock to Ray Brown for payment of $47,680 of interest due on convertible debentures. Accrued interest-related party was decreased as a result.

NOTE 4 – COMMON STOCK

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

As of August 31, 2006, the Company had 75,752,799 shares of common stock issued and outstanding with 5,000,000,000 shares authorized. During the quarter ended August 31, 2006 the Company issued 25,511,834 post-reverse split shares of free trading common stock under a court ordered settlement agreement as consideration for the conversion of $107,500 in debentures that had become due.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.   As a result of issuing these shares, the Company recorded an expense of $1,818,977, which represented the difference between the value of the stock issued and the amount of note converted.

During the quarter ended August 31, 2006, the Company issued 900,000 shares of restricted common stock to Ray Brown for payment of $47,680 of interest due on convertible debentures. Accrued interest-related party was decreased as a result.

Stock Options

During the quarter ended May 31, 2006, all outstanding stock options expired unexercised.  As of August 31, 2006, the Company had no stock options issued or outstanding.

NOTE 5 – LEGAL MATTERS

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

From September 30, 2004 through March 31, 2005 Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. During the quarter ended August 31, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 25,511,834 post-reverse split shares of its common stock in settlement of debentures totaling $107,500.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $36,584,499 from its inception through August 31, 2006.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

▪

Commence an exploration and resource definition program at the Silver Bell Mine beginning in 2007;

▪

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  The Company’s cash as of October 12, 2006 will sustain operations for approximately 60 days.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the period ending August 31, 2006, the Company’s subsidiary, Deer Trail Mining Company, entered into an agreement to acquire 70 additional claims covering 1,500 acres in Piute County Utah for the purpose of exploration, and mining activities.  In consideration for the rights under the agreement, the Deer Trail Mining Company agreed to pay the lease holder an amount equal to three percent of the gross sales proceeds from all ore, concentrates, and all other productions of mineral resources extracted from the claims.

Subsequent to August 31, 2006, the Company executed two new convertible debentures of $250,000 each with a third party.  The debentures can be converted at a 50% discount to the closing bid price on the date of conversion and are due and payable six months from the date of issuance, September 7, 2006 and October 2, 2006, respectively.

Subsequent to the period ending August 31, 2006, the Company issued 106,658,309 shares of common stock for the payment on convertible debentures and interest on convertible debentures.

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

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It was subsequently extended through August 31, 2005 through a Modification of Mining Lease and Option to Purchase dated May 31, 2004. A Second Modification of Mining Lease and Option to Purchase (the “Deer Trail Lease”) was executed by the parties on April 21, 2006, and Unico paid $237,787 at that time to Crown Mines, L.L.C.  The Deer Trail Lease provides for monthly rental payments of $10,000 which began July 1, 2006, and it also obligates Unico to pay BLM fees and property taxes for the assessment year September 1, 2006 through August 31, 2007.  It provides for a minimum royalty percentage rate for gold produced from the claims which varies from 3% for gold priced at $500 or less per troy ounce, 4% for gold priced at greater than $500 but less than or equal to $600 per troy ounce, and 5% for gold priced at greater than $600 per troy ounce.  It obligates Unico to file a registration statement with the Securities and Exchange Commission for the purpose of raising money from the sale of Unico stock to be used to exercise the purchase option to purchase the Deer Trail Mine.  It extends the purchase option until the earlier of:  November 1, 2006 or the tenth business day after the registration statement is declared effective.  The Deer Trail Lease now terminates when the purchase option expires.

In August 2006, Deer Trail Mining Company entered into a Mining Lease with Joel Johnson covering the Clyde, Clyde Intermediate and Crown Point claims.  These claims are located near the Deer Trail Mine.  Deer Trail Mining Company has leased the claims for the purpose of conducting mine exploration, evaluation, and possible mining activities on the claims.  The Mining Lease is for two years, with options to extend the lease for 50 additional one year periods.  Under the terms of the Mining Lease, Deer Trail Mining Company paid initial down payments totaling $31,000 with $4,000 due in the second year of the lease.  If Deer Trail Mining Company elects to extend the lease, it must pay $3,000 for the first extension year, and the annual lease extension payment increases ten percent (10%) per year thereafter.  Additionally, Deer Trail Mining Company will pay three percent (3%) of the gross sale proceeds from the sale of any ore concentrates, or other mineral resources extracted from the claims.

Subsequent to August 31, 2006, Deer Trail Mining Company entered into a Non-Patented Mining Claims Lease covering approximately 70 additional claims covering approximately 1,500 acres in Piute County Utah for the purpose of exploration, evaluation and mining activities.  In consideration for the rights under the agreement, the Deer Trail Mining Company agreed to pay the lease holders $7,000 per year for each of the first three years.  Deer Trail Mining Company has the right to extend the lease for 50 additional one year periods.  If extended by Deer Trail Mining Company, the annual lease payment is $10,000 in each of years four and five, and thereafter the annual lease payment increases by ten percent (10%) per year.  In addition to the annual lease payments, Deer Trail Mining Company has also agreed to pay an amount equal to three percent (3%) of the gross sales proceeds from all ore, concentrates, and all other productions of mineral resources extracted from the claims. The agreement contains an option to purchase the claims exercisable at $350,000 during the five first years of the lease.  The exercise price increases $50,000 per year thereafter.  It may only be exercised while the lease is effective.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine beginning in 2007.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine.  Silver Bell Mining Company anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease").  Following the formation of the Bromide Basin Mining Company in June 2004, Unico assigned all of its assets, liabilities and operations associated with the Bromide Basin Mines to Bromide Basin Mining Company. A Second Revised Mining Lease and Option to Purchase was entered into with Bromide Basin Mining Company in May 2005 that expired November 1, 2005.   Effective May 1, 2006, the parties entered into a Third Revised Mining Lease and Option to Purchase (the “Third Revised Mining Lease”).  At that time Unico paid approximately $63,592 to Kaibab Indutries, Inc. for past due lease payments, taxes and BLM fees.  Under the Third Revised Mining Lease, Kaibab Industries, Inc. has leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Third Revised Mining Lease grants to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price is $835,000 for all specified mining claims, mill sites and dumps being leased.  It expires November 1, 2006, but Bromide Basin Mining Company has the right to extend the lease for one additional year.  As consideration for the Third Revised Mining Lease, Bromide Basin Mining Company has agreed to pay Kaibab Industries in advance the sum of $5,000 per month and pay a five percent (5%) net smelter return upon all ore taken from the leased premises each month, to the extent that the amount for any month exceeds the $5,000 monthly base rent.

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

▪

Commence an exploration and resource definition program at the Silver Bell Mine beginning in 2007; and

▪

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  The Company’s cash as of October 12, 2006 will sustain operations for approximately 60 days.

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

Results of Operations.

During the three months ended August 31, 2006, Unico experienced a net loss in the amount of $3,355,624 or approximately ($0.07) per share compared to a net loss of $260,689 or approximately ($0.05) per share for the same period in 2005.  During the six months ended August 31, 2006, Unico incurred a net loss of $10,033,003 or approximately ($0.25) per share compared to a net loss of $922,521 or approximately ($0.19) per share for the same period in 2005.

For the three months ended August 31, 2006 and August 31, 2005, Unico reported no revenues. For the six months ended August 31, 2006 and August 31, 2005, Unico reported no revenues.

Unico attributes the $3,094,935 increase in net loss for the three month period ended August 31, 2006 compared to the same period ended August 31, 2005 primarily to a $1,818,977 increase in loss on settlement of debt due to derivative aspect of financing through a court ordered settlement on convertible debentures a $760,295 increase in interest expense, a $204,026 derivative loss on debentures compared to a $149,665 derivative gain on debentures in the prior period, and a $161,878 increase in total operating expenses.  The $101,086 increase in general and administrative expenses primarily resulted from increases in consulting and professional fees.

Unico attributes the $9,110,482 increase in net loss for the six month period ended August 31, 2006 compared to the same period ended August 31, 2005 primarily to a $7,011,837 increase in loss on settlement of debt due to derivative aspect of financing through a court ordered settlement on convertible debentures, a $945,725 increase in interest expense, a $537,551 derivative loss on debentures compared to a $491,585 derivative gain on debentures in the prior period, and a $104,004 increase in total operating expenses.  The $167,522 increase in general and administrative expenses primarily resulted from increases in consulting and professional fees, legal expense and insurance expense.

The substantial increase in loss on settlement of debt for the three month period ended August 31, 2006 is largely attributed to the Company converting $107,500 of convertible debentures into 25,511,834 post-reverse split shares of free-trading common stock issued by the Company.  As a result of these transactions, the Company recorded a loss on settlement of debt of $1,818,977 related to the court ordered settlement of the conversion of the debt during the quarter ended August 31, 2006.

The substantial increase in loss on settlement of debt for the six month period ended August 31, 2006 is largely attributed to the Company converting $107,500 of convertible debentures into 25,511,834 post-reverse split shares of free-trading common stock issued by the Company.  As a result of these transactions, the Company recorded a loss on settlement of debt of $7,011,837 related to the court ordered settlement of the conversion of the debt during the quarter ended August 31, 2006.

Unico expects expenses and losses during the next year to more closely resemble the results for the three and six month periods ended August 31, 2006 than the same periods ended August 31, 2005 due to Unico’s ongoing financing activities and increased mining activities.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of August 31, 2006 the Company had a deficit in working capital of $7,679,964.  The Company has accumulated $36,584,499 of net operating losses through August 31, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Mark A. Lopez evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of August 31, 2006.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended August 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

From September 30, 2004 through March 31, 2005, Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From February 9, 2006 until August 31, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 69,518,520 post-reverse split shares of its common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of August 31, 2006, the Company had 79,752,799 shares of common stock issued and outstanding with 4,899,197,201 shares authorized but unissued. During the quarter ended August 31, 2006 the Company issued 25,511,834 shares of free trading common stock under a court ordered settlement agreement as consideration for the conversion of $107,500 in debentures that had become due.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard form, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. For additional information concerning these stock issuances, see the last paragraph in Item 1. Legal Proceedings above.

During the quarter ended August 31, 2006, the Company issued 900,000 post-reverse split restricted shares of its common stock to Ray C. Brown for payment of $47,680 of interest due on convertible debentures.  The shares were issued in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  The certificates representing the shares have been appropriately restricted.

Item 3. Defaults Upon Senior Securities.

From September 30, 2004 through March 31, 2005 Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From February 9, 2006 until August 31, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 69,518,520 post-reverse split shares of its common stock.  As of August 31, 2006, Unico has $3,498,274 in outstanding debentures that were in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

10.68	Mining Lease with Joel Johnson dated August 7, 2006	Filed herewith
10.69	Convertible Debenture No. 37 for $250,000 dated June 15, 2006 issued to Outboard Investments, LTD	Filed herewith
10.70	Convertible Debenture No. 38 for $100,000 dated August 15, 2006 issued to Outboard Investments, LTD	Filed herewith
10.71	Convertible Debenture No. 39 for $100,000 dated August 18, 2006 issued to Outboard Investments, LTD	Filed herewith
10.72	Convertible Debenture No. 40 for $250,000 dated August 31, 2006 issued to Outboard Investments, LTD	Filed herewith

(b) Reports on Form 8-K

A Form 8-K Current Report was filed on June 7, 2006 to report under Item 3.02 Unregistered sales of equity securities.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending August 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending August 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

Date: October 23, 2006	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer