Form 10QSB
period 2006-11-30
UNICO INC /AZ/
filed 2007-01-16
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended November 30, 2006

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

As of January 11, 2007, the issuer had outstanding 747,889,608 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes [  ]  No [ X  ]

Unless otherwise indicated, the information in this quarterly report on Form 10-QSB gives effect to the 1-for-100 reverse stock split of Unico, Incorporated’s common stock, par value $0.001 per share (the “Common Stock”) effected on August 11, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

NOVEMBER 30, 2006

UNICO, INCORPORATED
Consolidated
Balance Sheet
ASSETS
November 30,
2006
(Unaudited)
Current Assets
Cash	$-
Total Current Assets	-
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	643,843
Construction in progress	1,077,228
Total Fixed Assets	1,721,071
Other Assets:
Cash- reclamation bonds	203,387
Deposit	5,460
Total Other Assets	208,847
Total Assets	$1,929,918
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$48,759
Accounts payable	187,532
Accrued expenses	94,756
Reclamation obligations	51,220
Accrued interest payable	113,719
Accrued interest payable - related party (Note 3)	17,157
Derivative liability	4,787,942
Debentures payable, net of discount (Note 2)	1,835,508
Debentures payable-related party (Note 3)	594,316
Total Current Liabilities	7,730,909
Total Liabilities	7,730,909
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 355,103,908 shares issued and outstanding	355,104
Additional Paid in Capital	35,253,682
Accumulated Deficit	(41,419,577)
Total Stockholders' Deficit	(5,800,991)
Total Liabilities and Stockholders' Equity	$1,929,918
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Consolidated
Statements of Operations

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,

	2006	2005	2006	2005
Total Revenues	$-	$26,202	$-	$25,000
Operating Expenses
Drilling, exploration and maintenance expense	223,907	173,025	75,026	153,209
Depreciation and accretion	102,375	93,428	42,238	93,230
Professional fees	108,106	100,378	14,702	41,737
Salaries/Wages	263,129	150,284	91,191	40,803
General and Administrative expense	497,235	439,580	150,176	133,651
Total Operating Expenses	1,194,752	956,695	373,333	462,630
Net Operating Loss	(1,194,752)	(930,493)	(373,333)	(437,630)
Other Income (Expense)
Interest expense	(2,569,425)	(143,363)	(905,621)	(49,451)
Interest income	1,792	300	184	-
Derivative loss on debentures	(1,429,454)	(295,000)	(891,903)	-
Other income	-	19,886	-	19,386
Loss on sale of assets	(2,575)	-	(2,575)	-
Loss on settlement of debt	(9,673,668)	-	(2,661,831)	-
Total Other Expense	(13,673,330)	(418,177)	(4,461,746)	(30,065)
LOSS FROM CONTINUING OPERATIONS	(14,868,082)	(1,348,670)	(4,835,079)	(467,695)
Income Tax Expense	-	-	-	-
Net Loss	$(14,868,082)	$(1,348,670)	$(4,835,079)	$(467,695)
Net Loss Per Share	$(0.160)	$(0.271)	$(0.025)	$(0.094)
Weighted Average Shares Outstanding	92,804,109	4,984,279	197,030,276	4,984,279
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 28, 2006	9,800,000	$ 9,800	6,722,635	$ 6,723	$ 21,128,763	$(26,551,495)
S8 Stock issued for legal expenses	-	-	100,000	100	17,400	-
Derivative portion of convertible debentures	-	-	-	-	6,119,942	-
Stock issued for conversion of debentures	-	-	42,518,329	42,518	922,482	-
Net Gain (Loss) for period ended May 31, 2006 (unaudited)	-	-	-	-	-	-
Balance, May 31, 2006 (unaudited)	9,800,000	9,800	49,340,964	49,341	28,188,587	(26,551,495)
Stock issued for conversion of debentures	-	-	26,411,834	26,412	184,791	-
Derivative portion of convertible debentures	-	-	-	-	1,926,478	-
Net Gain (Loss) for period ended August 31, 2006 (unaudited)	-	-	-	-	-	-
Balance, August 31, 2006 (unaudited)	9,800,000	9,800	75,752,798	75,753	30,299,856	(26,551,495)
Stock issued for conversion of debentures	-	-	277,351,110	277,351	628,209	-
Derivative portion of convertible debentures	-	-	-	-	3,500,788	-
Capital contributions from shareholders	-	-	-	-	750,000	-
Write-off of interest on previously converted debentures	-	-	-	-	63,829	-
Stock issued for services	-	-	2,000,000	2,000	11,000	-
Net Loss for period ended November 30, 2006 (unaudited)	-	-	-	-	-	(14,868,082)
Balance, November 30, 2006 (unaudited)	-	$ -	355,103,908	$ 355,104	$ 35,253,682	$(41,419,577)

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ending November 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(14,868,082)	$(1,348,670)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	91,453	93,431
Loss on settlement of debt	12,073,873	295,000
Derivative expense related to convertible debentures	1,443,748	-
Common Stock issued for services	30,500	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(21,264)	3,664
Increase (Decrease) in:
Accrued expenses	(484,690)	-
Accounts Payable and other liabilities	(288,296)	494,109
Net Cash Used by Operating Activities	(2,022,758)	(462,466)
Cash Flows from Investing Activities:
Purchase of Fixed Assets	(1,130,509)	(20,000)
Net Cash Used by Investing Activities	(1,130,509)	(20,000)
Cash Flows from Financing Activities:
Increase in bank overdraft	48,759	12,051
Proceeds from stock payable	-	242,500
Payments on notes and debentures	-	(21,145)
Capital contribution from shareholders	750,000	-
Proceeds of convertible debentures	2,325,000	250,000
Net Cash Provided by Financing Activities	3,123,759	483,406
Net Increase (Decrease) in Cash	(29,508)	940
Cash at Beginning of Period	29,508	38,593
Cash at End of Period	$-	$39,533
Cash Paid For:
Interest	$25,000	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$30,500	$-
Common Stock issued for debt extinguishments	$2,081,763	$-
Preferred Stock issued for debt extinguishments	$-	$90,000
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

  Notes to the Consolidated Financial Statements

November 30, 2006 and November 30, 2005

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

The Company presently has three wholly-owned subsidiaries: Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc., and Bromide Basin Mining Company, LLC.  While the Company reported under the Investment Company Act as a Business Development Company, the operations of these entities were not consolidated but, rather, were treated as investments and were carried on the Company’s books at their fair market value.  As a result of the Company’s withdrawal of the BDC election, the equity method of accounting for controlled subsidiaries is now appropriate.  The accompanying consolidated financial statements are therefore those of the Company and its wholly owned subsidiaries, Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc. and Bromide Basin Mining Company, LLC for all periods presented.

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

Equipment Schedule
2006
Office/ computers	$2,352
Mining Equipment	1,098,581
Land	200,000
Autos	68,814
Construction in progress	1,077,228
Total	$2,446,975
Less Depreciation	(725,904)
Net Equipment	$1,721,071

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

NOTE 2 –  CONVERTIBLE DEBENTURES

From May 26, 2004 through August 31, 2006, a total of $3,498,274 in convertible debentures were issued by the Company as the primary financing vehicle.   The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  During the quarter ended November 30, 2006, the Company converted $838,958 of convertible debentures and $66,602 in interest payable into 277,351,110 post-reverse split shares of common stock, of which 271,147,944 shares were issued under court-ordered settlement of debenture totaling $757,500 and associated interest of $35,038.   The issuance of stock in settlement of the debentures resulted in an expense of $2,661,830, which represented the difference between the value of the stock issued and the amount of conversion value of the notes converted.  As of November 30, 2006, the Company had $2,065,000 in non related party convertible debentures issued and outstanding before applying the discount of $229,492.

The issuance of the convertible debentures under the terms specified result in the number of shares to be issued upon conversion being indeterminate. EITF 00-19 requires that for such debentures, the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at its fair value.   In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations.  In applying EITF 00-19 for the quarter ended November 30, 2006, the Company recorded a loss of $891,905 on the derivative portion of the debentures and a discount expense of $837,092 on the debentures.

NOTE 3 – RELATED PARTY TRANSACTIONS

During 2004, the Company executed convertible debentures with Ray C. Brown, Director and former Chief Executive Officer, and Wayne Hartle, Secretary, for a combined $675,774.  These debentures bear interest at the rate of 10% per annum, convert at a discount of 80% of closing bid price on the date of conversion, and are now due and payable, though demand for payment has not been made.  The Company has recorded the debentures as current liabilities and has accrued interest on those debentures of $7,815 as of November 30, 2006.  During the quarter ended November 30, 2006, the Company issued a total of 6,203,165 shares of common stock restricted pursuant to Rule 144 for payment of interest expense of $31,564 and debentures of $81,457 to Mr. Brown and Mr. Hartle.  As a result, as of November 30, 2006, the Company had a debenture balance of $594,316 payable to Mr. Brown, with the debenture payable to Mr. Hartle having been converted in full.

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

As of November 30, 2006, the Company had 355,103,908 shares of common stock issued and outstanding with 5,000,000,000 shares authorized. During the quarter ended November 30, 2006 the Company issued 279,351,109 shares of common stock, of which 2,000,000 shares were issued under a Form S-8 registration for services valued at $13,000, 271,147,944 shares were issued pursuant to Rule 3(a)(10) in settlement of debentures totaling $757,500 and associated interest of $35,038, a total of 6,203,165 shares were issued restricted pursuant to Rule 144 for payment of related party debentures of $81,457 and associated interest of $31,564.

Stock Options

During the quarter ended May 31, 2006, all outstanding stock options expired unexercised.  As of November 30, 2006, the Company had no stock options issued or outstanding.

NOTE 5 – LEGAL MATTERS

From September 30, 2004 through August 31, 2006, Unico issued convertible debentures (“Debentures”) aggregating approximately $2,747,500 that were unpaid and in default (see Note 2).  Because Unico failed to pay the Debentures when due, commencing in September 2006, a total of  thirty (30) lawsuits have been filed by these Debenture holders against the Company in the Twelfth Circuit Court in Florida.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. During the quarter ended November 30, 2006, pursuant to the litigation settlements, Unico issued an aggregate of 271,147,944 post-reverse split shares of its common stock in settlement of debentures totaling $757,500 and associated interest of $35,038.

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $41,419,577 from its inception through November 30, 2006, though a substantial portion of such losses have been non-cash.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the next 12 months, the Company’s plan of operation is to raise approximately $5,000,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The funds are intended for the following purposes:

▪

Complete logging and shipment of core samples identified and taken from the completed 2nd phase of exploratory drilling at the Deer Trail Mine and have them analyzed/certified by an independent lab and consulting firm;

▪

Continue sampling and analyzing ore from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

▪

Increase mining activities and upgrade mine infrastructure at the Deer Trail Mine;

▪

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

▪

Upgrade the crushing facility at the upper Deer Trail Mine and continue processing the ore dumps;

▪

Begin milling and processing activities at the Deer Trail Mine mill facility;

▪

Acquire new mining equipment to improve operations at the Deer Trail Mine;

▪

Upgrade and complete modifications to the electrical substation at the Deer Trail Mine;

▪

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

▪

Exercise the purchase option on the Bromide Basin Mine lease;

▪

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims;

▪

Commence an exploration and resource definition program at the Silver Bell Mine beginning in 2007; and

▪

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  The Company’s cash as of January 11, 2007 will sustain operations for approximately 90 days.

NOTE 7 – SUBSEQUENT EVENTS

On December 9, 2006, the Company entered into a court-ordered settlement similar to those discussed in Note 5, above, under which it was ordered to issue 350,000,000 shares of its common stock in satisfaction of a debentures payable to Outboard Holding in the amount of $500,000.  The shares were issued pursuant to Rule 3(a)(10) of the Securities Act of 1933 as amended.

On December 29, 2006, the Company sold 42,785,700 shares of its restricted Common Stock to an unrelated third party for a purchase price per Share of $0.014 and an aggregate purchase price of five hundred ninety-nine thousand dollars ($599,000). The shares were issued restricted pursuant to Rule 144 of the Securities Act of 1933.

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

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It was subsequently extended through August 31, 2005 through a Modification of Mining Lease and Option to Purchase dated May 31, 2004. A Second Modification of Mining Lease and Option to Purchase (the “Deer Trail Lease”) was executed by the parties on April 21, 2006, and Unico paid $237,787 at that time to Crown Mines, L.L.C.  The Deer Trail Lease provides for monthly rental payments of $10,000 which began July 1, 2006, and it also obligates Unico to pay BLM fees and property taxes for the assessment year September 1, 2006 through August 31, 2007.  It provides for a minimum royalty percentage rate for gold produced from the claims which varies from 3% for gold priced at $500 or less per troy ounce, 4% for gold priced at greater than $500 but less than or equal to $600 per troy ounce, and 5% for gold priced at greater than $600 per troy ounce.  It obligates Unico to file a registration statement with the Securities and Exchange Commission for the purpose of raising money from the sale of Unico stock to be used to exercise the purchase option to purchase the Deer Trail Mine.  It extends the purchase option until the earlier of:  November 1, 2006 or the tenth business day after the registration statement is declared effective.  A Third Modification of Mining Lease and Option to Purchase (the “Third Revised Mining Lease”) was executed by the parties effective November 1, 2006. Under the Third Revised Mining Lease Unico is obligated to pay an initial payment of $1,000,000 to Crown Mines, L.L.C. This $1,000,000 payment will be applied toward the total purchase price of $3,000,000 to purchase the mining claims. Since the Third Revised Mining Lease was signed, the parties verbally agreed to modify certain terms so that tthe $1,000,000 initial payment is to be paid soon and the payment due date for the remaining $2,000,000 to purchase the claims of the Deer Trail Mine has been extended to January 31, 2007.

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

In September 2006, Deer Trail Mining Company entered into a Non-Patented Mining Claims Lease covering approximately 70 additional claims covering approximately 1,500 acres in Piute County Utah for the purpose of exploration, evaluation and mining activities.  In consideration for the rights under the agreement, the Deer Trail Mining Company agreed to pay the lease holders $7,000 per year for each of the first three years.  Deer Trail Mining Company has the right to extend the lease for 50 additional one year periods.  If extended by Deer Trail Mining Company, the annual lease payment is $10,000 in each of years four and five, and thereafter the annual lease payment increases by ten percent (10%) per year.  In addition to the annual lease payments, Deer Trail Mining Company has also agreed to pay an amount equal to three percent (3%) of the gross sales proceeds from all ore, concentrates, and all other productions of mineral resources extracted from the claims.  The agreement contains an option to purchase the claims exercisable at $350,000 during the five first years of the lease.  The exercise price increases $50,000 per year thereafter.  It may only be exercised while the lease is effective.

Following the formation of the Deer Trail Mining Company in June 2004, Unico assigned all of the various assets, liabilities and operations associated with the Deer Trail Mine to Deer Trail Mining Company which has assumed responsibility for making payments under the Deer Trail Lease.

Since June 2004 Deer Trail Mining Company has assumed operations, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has nine full time employees, two part time employee and seven consultants.

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

Unico worked for more than two years to reopen the Deer Trail Mine.  Unico commenced mining activities in late March or early April 2001 on the Deer Trail Mine.  To date, the mining activities have been fairly limited.  There have been between 2 and 5 miners at various times working full time in the Deer Trail Mine both on mine development work and production work until approximately October 2003.  Their efforts were concentrated in the 3400 Area of the mine, from which they removed approximately 1,000 tons of ore per month.  The ore was stock-piled and some of it has been crushed.  Some of the employees have worked on mine maintenance.

Unico completed a mill on site at the Deer Trail Mine. In November 2001, Unico began milling activities. Shortly thereafter, operations were suspended to accommodate a plan to reconstruct the entire facility. Currently the Deer Trail Mining Company is reconstructing the mill and processing facility to enhance both productivity and efficiency.  In July 2006, Deer Trail Mining Company completed the upgrades to the screening plant and began screening the ore dumps at the upper Deer Trail Mine. Once screened, the material is moved to the mill facility and stockpiled for further processing. The Company anticipates running this material through its mill once reconstruction is complete.

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

In early 2005, Deer Trail Mining Company contracted with Connors Drilling to commence an underground diamond core drill program.  This 2nd phase of exploratory drilling inside the PTH Tunnel of the Deer Trail Mine has been completed. The Phase II underground diamond core drilling program was primarily designed to target known horizons of mineralization and identify new mineralized horizons throughout the main ore channel of the Deer Trail Mine. The Company completed 7,235 feet of diamond core drilling and finished 13 underground drill holes.  According to preliminary reports by the Company’s geologist, all of the holes drilled were reported to intersect mineralization within their designated targets. That report states that a total of approximately 514 feet of mineralization was intersected and consisted mostly of sulfide minerals (e.g. tetrahedrite, galena, pyrite, chalcopyrite and sphalerite). Other intercepts were encountered through oxidized mineral not reported in this total, as well as zones of subtly altered rock that may contain high mineral values and offer significant potential. The Company is now working on final independent core logging and splitting verification, and plans to ship its core samples to an independent lab for analysis.

In March 2006, Deer Trail Mining Company, LLC entered into an agreement with Behre Dolbear and Company (USA), Inc. to conduct geological services and consulting at Unico’s Deer Trail Mine in Marysvale, Utah. The focus of Behre Dolbear’s work is related to the underground diamond core drilling program undertaken at the Deer Trail Mine in 2005. Behre Dolbear is currently performing the geological core logging and spitting verification on the samples and overseeing the shipment of those samples to ALS Chemex for analysis. Behre Dolbear has also been contracted to report on the mineralization and provide additional technical advice on the project as desired by Deer Trail Mining Company, LLC.

Behre Dolbear and Company (USA) has issued the following information from the Interim Summary Report on their work completed thus far. The report from Behre Dolbear states:

“Unico, Incorporated drilled 7,235 feet of BQ diameter core at various inclinations and azimuths from four drill stations in the Patrick Thomas Henry (PTH) adit at the Deer Trail Mine from December 2004 to April 2005.  At that time, the core was not logged in detail and no analyses were done.  Table 1 summarizes the drilling statistics.  The station locations are defined based on the approximate footage from the PTH adit portal.

Table 1

Unico Phase II Drill Holes

UDDH Drill Hole #	Station Location	Inclination (in degrees)	Azimuth	Total Length (Feet)
1*	4400	-45	102	740
2	4400	-40	102	648
3*	4400	-42	92	782
4*	4400	-42	150	554
5*	4400	-55	102	664
6	4400	-45	21	409
7	4400	-58	298	733
8	4400	-75	300	565
9*	4700	-45	116	460
10	4900	-75	0	460
11*	3400	+45	258	454
12*	3400	+45	162	355
13*	3400	-65	125	420
Total Footage				7,235

*Logged by Behre Dolbear

Behre Dolbear & Company (USA), Inc. (Behre Dolbear) contracted with Unico in March 2006 to geologically log the core, select intervals for analyses and assays, supervise the sawing of the selected intervals, submit those samples to a laboratory for analyses, opine on the mineralization  observed, and provide technical advice to Unico.  Between March 23, 2006 and October 6, 2006, Behre Dolbear logged in detail 4,429 feet of core from the eight holes indicated in Table1. A total of 550 samples totaling 611 feet of core containing trace to significant mineralization from six of the holes (UDDH 1, 5, 9, 11, 12, and 13) has been selected, sawed, submitted for analyses and assays, and the results received and evaluated.  Analyses are pending from 228 samples from 385 feet of core in UDDH 3. UDDH 4 has been logged, but sample intervals have not been selected.

ALS Chemex (Chemex) did the analyses and assays at its laboratory in North Vancouver, British Columbia. Sample preparation, analyses, and assays were done as requested by Behre Dolbear using Chemex’s standard protocols.  Gold was determined by fire assay with an atomic absorption spectrometry (AAS) finish. All samples were also analyzed for a 34-element suite of major and potentially significant trace elements using an aqua regia digestion and an emission spectrographic scan.  Chemex’s quality control-quality assurance system complies with the requirements of the international standards ISO 90001:2000 and ISO17025:1999.

The Pennsylvanian Callville Limestone is the host of the mineralization in the holes logged by Behre Dolbear at the Deer Trail Mine. Behre Dolbear has logged over 4,400 feet of core that traverses the various lithologies of the upper +700 feet of that formation.  This detailed logging has resulted in the recognition of ten previously unrecognized informal members and/or other subdivisions that will enable future work to place the mineralized horizons in the vicinity of the mine into stratigraphic perspective.

The mineralization in the Callville Limestone typically consists of stratabound narrow conformable bands of semi-massive to massive sulfides separated by relatively long intervals of weakly mineralized to barren rock.  Ore minerals include sphalerite, galena, chalcopyrite, and tetrahedrite-tennantite.  Where the significantly mineralized zones are thicker, the mineralized bands are closer together.

Based on the analytical results received to date, Behre Dolbear combined 33 continuous assay intervals from six holes into gross assay intervals ranging from 2.3 feet to 95 feet in length, uncorrected to true stratigraphic width.  Intervals within the gross intervals were combined into 113 detailed intervals based on their grades.

The best intervals based on thickness and grades in multiple metals in the six holes from which analyses have been received are listed in Table 2.

Table 2 shows that significant mineralization in most of the holes is confined to relatively narrow intervals ranging from 1.0 feet to 10.6 feet.  The thickest intercept with significant mineralization is in UDDH 12 at 55.2 feet.  The intervals are uncorrected for the true widths of the intercepts and will all be thinner than stated, some possibly as much as fifty percent thinner.  Overall, silver contributes the most value of the metals in Table 2 with zinc second and gold, copper, and lead contributing subordinate values.  In some of the intervals, the silver and gold are high but the base metals are low.  Copper contributes more value than zinc in some of these intervals.  Only one of the intervals (UDDH 11 at 105.0 to 110.6 feet) has high values in all of the metals.  The highest gold and silver values are in UDDH 1 (5.273 ppm Au=0.167oz/t Au; 366.9 ppm Ag= 10.71 oz/t Ag), and UDDH 11 (4.564 ppm Au= 0.133 oz/t Au; 585.1 ppm Ag= 17.08oz/t Ag).

Table 2

Best Interval from Each Analyzed Hole

UDDH	Analyzed From	Analyzed To	Interval (Feet)	Au (ppm)	Ag (ppm)	Cu (%)	Pb (%)	Zn (%)
1	365.5	370.4	4.9	5.723	366.9	0.01	0.16	0.42
	406.6	417.2	10.6	1.062	177.6	0.11	0.58	1.58
	456.0	462.5	6.5	0.350	156.4	0.24	1.38	2.08

5	322.0	327.0	5.0	0.870	164.1	0.25	2.09	1.27
	419.0	419.9	0.9	1.510	116.0	0.27	0.35	0.18

9	293.7	300.1	6.4	0.372	46.8	0.15	1.28	1.78
	434.6	435.6	1.0	0.310	102.0	0.39	5.20	6.59

11	7.7	13.4	5.7	4.564	585.1	0.45	0.71	0.83
	105.0	110.6	5.6	1.600	550.6	0.96	2.0	2.43

12	5.8	61.0	55.2	0.608	183.1	0.44	0.40	0.67
	220.0	221.9	1.9	2.170	128.0	0.01	0.01	3.32

13	77.9	78.9	1.0	0.380	188.0	0.60	3.10	3.89

There is potential for an economic deposit at the Deer Trail Mine if the metals occur together in significant grades and in widths (generally greater than 10 feet) that are adequate for mining.  Additional work is required to determine if those conditions exist.  Before additional drilling is done, the results of the logging, analyses, and observations by Behre Dolbear should be combined with the data and results from previous work to develop a three-dimensional model of the deposit.  Development of that model will require data from surface and underground mapping, previous mining, and drilling from this and previous campaigns.  All of this data on lithologies, structures, mineralization, and alteration must be put together on maps and cross sections to build the model.  Based on that model, the geometry (true widths and lateral extents) and grades of the mineralization as currently known will be indicated and decisions can be made if additional drilling has the potential to define economically mineable mineralization.  It has not been determined if there is adequate data available from previous work to construct a good model.”

In November 2006, Deer Trail Mining Company modified and expanded the agreement with Behre Dolbear and Company (USA), Inc. for geological services at Unico’s Deer Trail Mine. The new agreement and work order adds several new areas of consulting that will fall under Behre Dolbear’s scope of services on the Deer Trail project.  Under these new revisions Behre Dolbear will assemble all the available data relating to the locations, volumes, and grades of the tailings that Deer Trail intends to process through the Project's mill. Based on the information available, Behre Dolbear will estimate the volumes, tonnages, and grades of those tailings and will, if needed, recommend a drilling program to better define those tonnages and grades. Behre Dolbear will summarize the results of the drill core logging completed to date and correlate those results with pertinent assays of material from those holes to determine the factors from the logging that relate to and facilitate the location of significant mineralization. With Deer Trail's assistance, Behre Dolbear will assemble all the available data (mineralization, rock types, structure, alteration, etc.) from past drilling and mining, focusing on the 3100-3400 zone in the PTH adit, i.e., the Proctor Stope and Proctor Stope Extension, which is the zone most easily accessible for near-term mining. Behre Dolbear will correlate data from the extant logging effort and assays with the data from past drilling and mining to locate and model, to the extent possible, potentially mineable mineralization in the 3100-3400 zone. Behre Dolbear will determine if logging of the holes not yet logged in the 4400 zone of the PTH adit is warranted, based upon the logging to date of holes in that zone and any available data from past drilling and mining. Behre Dolbear will assist Deer Trail with judgments and potential approaches to exploitation of the Toroweap Sandstone in the 8600 area of the PTH adit. (It appears that this area has the greatest potential for hosting high grade, large tonnage mineralization at the Deer Trail Mine. That area is, however, the portion of the existing workings that is least accessible for mining in the near term.) The agreement calls for additional personnel and support for Behre Dolbear’s work at the Deer Trail Mine.  Further, the modifications call for reorganizing and redirecting site efforts that have heretofore focused specifically on the logging, chemical analyses, and interpretation of the drill cores.  Behre Dolbear will focus on those aspects of the expanded work scope that will most quickly lead to the definition and potential reporting of ore reserves in the form of mine tailings. They will also focus strongly on the development of mineralization models that facilitate judgments regarding the 3100-3400 area of the PTH adit and the timing of work in the 8600 area.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine beginning in 2007.  Silver Bell Mining Company anticipates that any future ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it can be further processed.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine.  Silver Bell Mining Company anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

In August 2006, Silver Bell Mining Company reached a preliminary agreement for a joint venture with the Polymet Company, LLC for mining at the Silver Bell Mine and executed a letter of intent.  A subsequent definitive agreement to finalize the details of the joint venture was expected to be signed by August 31, 2006.  Currently, Silver Bell Mining Company and Polymet Company, LLC are negotiating terms on their joint venture, but have not signed a definitive agreement.

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease").  Following the formation of the Bromide Basin Mining Company in June 2004, Unico assigned all of its assets, liabilities and operations associated with the Bromide Basin Mines to Bromide Basin Mining Company. A Second Revised Mining Lease and Option to Purchase was entered into with Bromide Basin Mining Company in May 2005 that expired November 1, 2005.   Effective May 1, 2006, the parties entered into a Third Revised Mining Lease and Option to Purchase (the “Third Revised Mining Lease”).  At that time Unico paid approximately $63,592 to Kaibab Indutries, Inc. for past due lease payments, taxes and BLM fees.  Under the Third Revised Mining Lease, Kaibab Industries, Inc. has leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Third Revised Mining Lease grants to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price is $835,000 for all specified mining claims, mill sites and dumps being leased.  As consideration for the Third Revised Mining Lease, Bromide Basin Mining Company has agreed to pay Kaibab Industries in advance the sum of $5,000 per month and pay a five percent (5%) net smelter return upon all ore taken from the leased premises each month, to the extent that the amount for any month exceeds the $5,000 monthly base rent.  Prior to the Third Revised Mining Lease expiration date of November 1, 2006, Bromide Basin Mining Company formally requested to extend the lease for one additional year. Kaibab Industries accepted the request, and extended the Lease and Option for one year, from November 1, 2006 through October 31, 2007.

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

During the next 12 months, the Company’s plan of operation is to raise approximately $5,000,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The funds are intended for the following purposes:

▪

Complete logging and shipment of core samples identified and taken from the completed 2nd phase of exploratory drilling at the Deer Trail Mine and have them analyzed/certified by an independent lab and consulting firm;

▪

Continue sampling and analyzing ore from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

▪

Increase mining activities and upgrade mine infrastructure at the Deer Trail Mine;

▪

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

▪

Upgrade the crushing facility at the upper Deer Trail Mine and continue processing the ore dumps;

▪

Begin milling and processing activities at the Deer Trail Mine mill facility;

▪

Acquire new mining equipment to improve operations at the Deer Trail Mine;

▪

Upgrade and complete modifications to the electrical substation at the Deer Trail Mine;

▪

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising its purchase option from Kaibab Industries;

▪

Exercise the purchase option on the Bromide Basin Mine lease;

▪

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims;

▪

Commence an exploration and resource definition program at the Silver Bell Mine beginning in 2007; and

▪

Exercise or extend an option to purchase the Deer Trail Mine for $3,000,000.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  The Company’s cash as of January 11, 2007 will sustain operations for approximately 90 days.

Reverse Stock Split

Effective August 11, 2006, the Company’s common stock underwent a 1 for 100 reverse stock split.  As a result, the number of outstanding shares of the Company’s common stock as of August 11, 2006 decreased from approximately 4,954,096,450 pre-reverse split shares to approximately 49,540,965 post-reverse split shares.  Share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.

Results of Operations

During the three months ended November 30, 2006, Unico experienced a net loss in the amount of $4,835,079 or approximately ($0.025) per share compared to a net loss of $467,695 or approximately ($0.094) per share for the same period in 2005.  During the nine months ended November 30, 2006, Unico incurred a net loss of $14,868,082 or approximately ($0.160) per share compared to a net loss of $1,348,670 or approximately ($0.271) per share for the same period in 2005.

For the three months ended November 30, 2006, Unico reported no revenue compared to $25,000 for the three months ended November 30, 2005.  For the nine months ended November 30, 2006, Unico reported no revenue compared to $26,202 for the nine months ended November 30, 2005.  The revenues earned in 2005 were generated from the sale of concentrates.

Unico attributes the $4,367,384 increase in net loss for the three month period ended November 30, 2006 compared to the same period ended November 30, 2005 primarily to a $2,661,831 increase in loss on settlement of debt due to derivative aspect of financing through a court ordered settlement on convertible debentures, a $856,170 increase in interest expense and a $891,903 increase in derivative loss on debentures.

Unico attributes the $13,519,412 increase in net loss for the nine month period ended November 30, 2006 compared to the same period ended November 30, 2005 primarily to a $9,673,668 increase in loss on settlement of debt due to derivative aspect of financing through a court ordered settlement on convertible debentures, a $2,426,062 increase in interest expense and a $1,134,454 increase in derivative loss on debentures.

The substantial increase in loss on settlement of debt for the three month period ended November 30, 2006 is largely attributed to the Company converting $838,958 of convertible debentures and $66,602 in interest payable into 277,351,109 post-reverse split shares of common stock, of which 271,147,944 shares were issued under court-ordered settlement of debentures totaling $757,500 and associated interest of $35,038.  As a result of these transactions, the Company recorded a loss on settlement of debt of $2,661,830 related to the court ordered settlement of the conversion of the debt during the quarter ended November 30, 2006.

The substantial increase in loss on settlement of debt for the nine month period ended November 30, 2006 is largely attributed to the Company converting $1,871,458 of convertible debentures and $154,282 in interest payable into 346,381,272 post-reverse split shares of common stock, of which 345,131,272 shares were issued under court-ordered settlement of debentures totaling $1,790,000 and associated interest of $149,520.  As a result of these transactions, the Company recorded a loss on settlement of debt of $9,673,668 related to the court ordered settlement of the conversion of the debt during the nine months ended November 30, 2006.

Unico expects expenses and losses during the next year to more closely resemble the results for the three and nine month periods ended November 30, 2006 than the same periods ended November 30, 2005 due to Unico’s ongoing financing activities and increased mining activities.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of November 30, 2006 the Company had a deficit in working capital of $7,730,909  The Company has accumulated $41,419,577 of net operating losses through November 30, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries, if the Company is first able to successfully implement its 12 month business plan described above.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Mark A. Lopez evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of November 30, 2006.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended November 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

From September 30, 2004 through November 30, 2006, Unico issued convertible debentures (“Debentures”) aggregating approximately $2,747,500 that were unpaid and in default (see Note 3 to the financial statements).  Because Unico failed to pay the Debentures when due, since September 1, 2006, a total of approximately thirty (30) lawsuits have been filed by these Debenture holders against the Company in the Twelfth Circuit Court in Florida.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties. During the quarter ended November 30, 2006, pursuant to the litigation settlements, Unico issued an aggregate of 271,147,944 post-reverse split shares of its common stock in settlement of debentures totaling $757,500 and associated interest of $35,038.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of November 30, 2006, the Company had 355,103,908 shares of common stock issued and outstanding with 4,644,896,092 shares authorized but unissued. During the quarter ended November 30, 2006 the Company issued approximately 279,351,109 shares of common stock, of which 2,000,000 shares were issued under a Form S-8 registration for services valued at $13,000, 271,147,944 shares were issued pursuant to Rule 3(a)(10) in settlement of debentures totaling $757,500 and associated interest of $35,038, a total of 6,203,165 shares were issued restricted pursuant to Rule 144 for payment of related party debentures of $81,457 and associated interest of $31,564.

Item 3. Defaults Upon Senior Securities.

From September 30, 2004 through March 31, 2005 Unico issued convertible debentures (“Debentures”) aggregating approximately $625,000 to Reef Holding, Ltd. and approximately $467,500 to Kentan Limited Corp. that were unpaid, and in default, as of February 9, 2006.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (10) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida (Case Nos. 2006-CA-003385-NC, 2006-CA-001230-NC, 2006-CA-001825-NC, 2006-CA-003067-NC, 2006-CA-001229-NC, 2006-CA-002111-NC, 2006-CA-002597-NC, 2006-CA-003068-NC, 2006-CA-004264-NC and 2006-CA-003851-NC).   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From February 9, 2006 until November 30, 2006, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 346,869,629 post-reverse split shares of its common stock.  As of November 30, 2006, Unico has approximately $ 1,959,316 in outstanding debentures that were in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.73	Third Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated November 1, 2006	Filed herewith

(b) Reports on Form 8-K

No Current Reports on Form 8-K were filed by Unico during the quarter ended November 30, 2006.  However, a Form 8-K was filed on December 29, 2006 to report the Company issued, from September 7, 2006 through December 8, 2006, under court ordered settlements, 625,831,165 shares of unregistered common stock as satisfaction of past due convertible debentures totaling $1,220,000 previously issued to third parties. No underwriters were involved, and no underwriting discounts or commissions were paid.  Under the terms of the settlements, the Company is relieved of any further obligations under the debentures settled.  Of the total shares issued, 350,000,000 shares have been placed in escrow to prevent their immediate resale into the public market. The shares may be released from escrow upon the escrow agent's receipt of a disbursement request from the party entitled to the shares. While in escrow, the shares will be voted by the Company’s Board of Directors on any shareholder matters.  The shares are not otherwise restricted as to their transfer and were issued exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: January 16, 2007	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

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

Date: January 16, 2007	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

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

Date: January 16, 2007	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending November 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

Date: January 16, 2007	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Unico, Incorporated (the "Company") on Form 10-QSB for the period ending November 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark A. Lopez, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

Date: January 16, 2007	/s/ Mark A. Lopez Mark A. Lopez Chief Financial Officer