Form 10KSB
period 2007-02-28
UNICO INC /AZ/
filed 2007-06-13
CIK 1110737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 For the Fiscal Year Ended February 28, 2007

Commission File Number: 000-30239

UNICO, INCORPORATED

(Exact name of small business issuer in its charter)

Arizona	13-4171971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108 (Address of principal executive offices) (Zip code)

(619) 209-6124 (Issuer’s telephone number, including area code)
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

Yes [   ]   No [X]

The issuer reported no net revenues for the fiscal year ended February 28, 2007.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of June 11, 2007 was $3,963,618, based on the last sale price of $0.0021 as reported on the OTC bulletin board.

The Registrant had 1,906,735,609 shares of common stock, $0.001 par value, outstanding as of June 11, 2007.

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

Reverse Stock Split

Effective August 11, 2006, the Company’s common stock underwent a 1 for 100 reverse stock split.  As a result, the number of outstanding shares of the Company’s common stock as of August 11, 2006 decreased from approximately 4,954,096,450 pre-reverse split shares to approximately 49,540,965 post-reverse split shares.  Share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise indicated.

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

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It was subsequently amended and extended through a series of amendments, with the most recent amendment, the Fourth Modification of Mining Lease and Option to Purchase being executed on April 26, 2007.  It extended the lease term and option to purchase through May 31, 2007.  Unico and Crown Mines are presently negotiating the final sale agreement covering the sale of the Deer Trail Mine Claims.  A copy of this Amendment is attached to this Form 10-KSB as Exhibit 10.74.

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

Since June 2004 Deer Trail Mining Company has assumed operations, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has 12 full time employees, 1 part time employees and 7 consultants.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine beginning in Summer, 2007.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine.

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

Accomplishing the 12-month plan of operations is dependent on Unico raising approximately $5,000,000 in equity and/or debt financing during the next 12 months. The Company's cash as of February 28, 2007, will sustain operations for approximately 120 days.

Plans for 2007 Mining Season

During the 2007 mining season, Bromide Basin Mining Company intends to make additional preparations to upgrade the infrastructure in and around the mine areas. These improvements will provide more effective access to the general working area of the mines and lay the groundwork for continuous operations through the coming seasons.

In the 2007 season, Bromide Basin Mining Company is looking to increase the production levels of the Bromide Basin mines. To that end, primary planning will include the continuation and completion of the El Padre Tunnel and the development of production headings within the bromide vein. Bromide Basin Mining Company plans to conduct an extensive preproduction feasibility study and analyze the potential of the Claims.

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

Employees

During the fiscal year ended February 28, 2007 the Company had 13 employees. Through Unico and its subsidiaries, the Company had 12 full time employees, 1 part time employee and 7 consultants. The full time employees include a project manager. Unico believes the number of employees may increase to approximately 20 within the next twelve months. In the event the mining operations are successful, additional employees may be added in the future.

During the fiscal year ended February 28, 2007, management entered into an agreement with Javelin Advisory Group to provide administrative support for a monthly fee of $10,000.  In this way, overhead costs are kept at a minimum while still being able have a very talented administrative staff as part of the management team. The agreement expired May 31, 2007 and was not renewed.

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

Unico’s code of ethics was filed as an exhibit to Form 10-KSB for the year ended February 28, 2006.

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

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months.  It was subsequently amended and extended through a series of amendments, with the most recent amendment, the Fourth Modification of Mining Lease and Option to Purchase being executed on April 26, 2007.  It extended the lease term and option to purchase through May 31, 2007.  Unico must pay an additional $1,700,000 by May 31, 2007 to exercise the option to purchase.  A copy of this Amendment is attached to this Form 10-KSB as Exhibit 10.74.

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

Deer Trail Mine Mineral Resources

The potential resources have been outlined above. However, further efforts to increase the mineable resources of the mine are being explored. Deer Trail Mining Company completed phase one which included a reverse circulation exploratory drill program in the upper Deer Trail Mine area.  Deer Trail Mining Company also completed a second phase of underground diamond core drilling conducted in the PTH Tunnel of the Deer Trail Mine, which began in first quarter of 2005 to attempt to prove up reserves.  Deer Trail Mining Company is also evaluating ways to mine more efficiently in order to mine lower grade ores economically. Deer Trail Mining Company is evaluating whether cyanide may be used in processing its ore. Deer Trail Mining Company acquired two heavy media separators. The heavy media separator is a method whereby low grade material can be upgraded underground. Areas left undeveloped in the mine due to the amount of waste rock between narrow mineralized beddings might effectively be produced by using heavy media separator technology.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine in Summer, 2003 through 2004.  Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine during Summer, 2007. Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine. Silver Bell Mining Company anticipates that any ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

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

Principal Offices

Our principal offices are located at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108. We lease on a month-to-month basis at a rate of  $2,160 per month.  We believe our office space is suitable for our needs for the foreseeable future.

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

During the year ended February 28, 2007, the Company entered into a total of 108 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $2,740,000.  Unico agreed to settle all of the action by issuing a total of 986,744,018 shares of its common stock to the plaintiffs  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “UCOI”. The following table sets forth the trading history of the common stock on the Bulletin Board for each quarter during the last two fiscal years ended February 28, 2007, as reported by Dow Jones Interactive and/or Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.   The quotations have been adjusted to reflect the Company’s 1 for 100 reverse stock split that occurred August 11, 2006 as though the reverse stock split had occurred March 1, 2005.

Quarter Ending	Quarterly High	Quarterly Low
5/31/2005	$.50	$.40
8/31/2005	$.40	$.40
11/30/2005	$.60	$.50
2/28/2006	$.50	$.40
5/31/2006	$.45	$.08
8/31/2006	$.13	$.046
11/30/2006	$.057	$.0056
2/28/2007	$.017	$.0055

Holders of Record

As of February 28, 2007 there were approximately 612 holders of record of the Company’s common stock.  The Company believes it has many additional shareholders who hold shares through brokerage accounts and/or in street name.

Dividends

We have not paid any dividends during the last two fiscal years ended February 28, 2007 or since then. We currently intend to retain any earnings to finance the development and expansion of our operations and do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, business opportunities and capital requirements.

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

Recent Sales of Unregistered Securities

From March 1, 2006 through February 28, 2007 Unico issued convertible debentures (“Debentures”) aggregating approximately $700,000 to Reef Holding, Ltd., approximately $622,500 to Kentan Limited Corp., approximately $132,500 to Compass Capital, approximately $100,000 to Umbrella Holdins, approximately $2,225,000 to Outboard Holdings and approximately $200,000 to Blue Marble that were unpaid.  All of the debentures except the Blue Marble debenture are in default.  These debentures along with other debentures issued before March 1, 2006 were assigned to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of approximately 108 lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida during the fiscal year ended February 28, 2007.

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

From March 1, 2006 until February 28, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 986,744,018 shares of its common stock.

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

During the fiscal year ended February 28, 2007, the Company issued a total of 7,900,000 shares of its common stock to Ray C. Brown and 1,953,165 shares of its common stock to Wayne Hartle pursuant to convertible debentures in consideration of the conversion of $100,527 in accrued interest and $74,073 in principal by Ray C. Brown and $6,859 in accrued interest and $30,642 in principal by C. Wayne Hartle.  These shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the certificates representing the shares were appropriately restricted.

During the Fiscal year ended February 28, 2007 the Company entered into two stock purchase agreements with Cherry Creek Holdings, LLC where in Cherry Creek purchased 33,333,333 and 42,785,700 shares of unregistered and restricted shares of Common stock for $400,000 and $599,000 respectively.  The shares have not been issued and are reported as a stock payable on the financial statements.  The cash has been received and the stock will be issued in the fiscal year ending February 28, 2008.  The signed agreements are listed as exhibits 10.76 and 10.77 respectively.  These shares will be issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the certificates representing the shares will be appropriately restricted.

For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2005 and February 28, 2006 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 28, 2005 and February 28, 2006, respectively, and to Unico’s quarterly reports on Form 10-QSB for the quarters ended May 31, 2004 and 2005, August 31, 2004 and 2005 and November 30, 2004 and 2005.

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

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  Subsequent to the fiscal year ending February 28, 2007, the Company received $2,840,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $2,000,000 to $3,000,000 during the fiscal year ending February 28, 2008 to fulfill the 12-month plan.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of February 28, 2007 the Company had $7,194 in current assets and the Company’s total liabilities exceeded total assets by approximately $2,756,709.  The Company has accumulated $44,884,761 of net operating losses through February 28, 2007, which may used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit decreased $2,649,500 in the year ended February 28, 2007, from a deficit of ($5,406,209) as of February 28, 2006 to a deficit of ($2,756,709) as of February 28, 2007.  Although the retained earnings deficit increased substantially due to the derivative cost of financing Deer Trail operations, it was more than offset by the increase in additional paid in capital.

The Company’s cash as of February 28, 2007 will sustain operations for approximately 120 days.  As explained above the Company has raised $2,840,000 through the issuance of convertible debentures since February 28, 2007.  The Company intends to raise an additional $2,000,000 to $3,000,000 during the current fiscal year.

Results of Operations

For the year ended February 28, 2007, Unico reported no revenue compared to $26,202 for the fiscal year ended February 28, 2006. The prior year revenues were generated from the sale of concentrates.

For the year ended February 28, 2007 the Company had a net loss of $18,333,266, or approximately ($0.071) per share, attributable mostly to loss on settlement of debt and interest expense associated with derivative expenses from financing of operations.  For the year ended February 28, 2006 Unico reported a loss of $2,272,097.  The increased loss was due to an increase in operational expenses of $360,000 and $15,640,000 of interest and debt settlement costs associated with derivative expense financing.

Defaults Upon Senior Securities.

From March 1, 2006 through August 31, 2006 Unico issued convertible debentures (“Debentures”) aggregating approximately $700,000 to Reef Holding, Ltd., approximately $622,500 to Kentan Limited Corp., approximately $132,500 to Compass, $100,000 to Umbrella Holdings, approximately $2,225,000 to Outboard Holdings that were unpaid, and in default, as of February 28, 2007.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of ten (108) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From March 1, 2006 until February 28, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 986,744,018 post-reverse split shares of its common stock.  As of February 28, 2007, Unico has approximately $1,886,059 in outstanding debentures that were in default.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our February 28, 2007 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our two most recent fiscal years ended February 28, 2007, or any later interim period, Unico has not had a principal independent accountant or an independent accountant on whom the principal independent accountant expressed reliance in its report, resign, decline to stand for re-election, or be dismissed.

ITEM 8A.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Mark A. Lopez evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of February 28, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended February 28, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The executive officers and directors of the Company as of June 11, 2007 are as follows:

Name	Age	Position
Mark A. Lopez	43	CEO
Wayne M. Ash	67	President
Kenneth Wiedrich	61	Chief Financial Officer
Wayne Hartle	70	Secretary and Director
Kiyoshi Kasai	90	Director
Ray C. Brown	84	Chairman of the Board of Directors

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

Kenneth Wiedrich has served as the chief financial officer of Unico since April 2007. Mr. Wiedrich has over 33 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience in the use of several automated accounting systems including MAS90, Peachtree, and QuickBooks. Mr. Wiedrich has experience with governmental cost accounting methods and related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc. (1990-2003), he was responsible for the day–to-day administrative functions of the company as well as all accounting and financial aspects of the business. Mr. Wiedrich was involved in raising money through private placement and long-term financing for Ri-Tech.  From 2003 to 2007, Mr. Wiedrich served as Controller for Javelin Advisory Group, Inc.

Wayne Hartle has served as the secretary and as a director of Unico since 1990. Mr. Hartle resigned as a director in July, 2004 and was re-elected as a director in May 2007.  Mr. Hartle owns and operates Wayne's Service Center, an automobile repair and service business in Salt Lake City, Utah. Mr. Hartle is the former chief financial officer of Energy and Corrosion Research Company from 1979 to 1981. Mr. Hartle received a degree from Henagers Business College in Salt Lake City, Utah.

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

Significant Employees

Unico has no employees (other than its executive officers) who are expected to make a significant contribution to Unico's business.

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

Meetings

During the year ended February 28, 2007 the Board of Directors met on four occasions. Each incumbent Director attended at least 100% of the total number of meetings of the Board of Directors in person or by telephone conference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended February 28, 2007, except for the following:

1.  On December 18, 2006, Mr. Wayne Hartle filed a Form 4 report on which he reported three purchases of the Company’s common stock by him that occurred November 24, 2006.  The report should have been filed within two business days following November 24, 2006.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended February 28, 2007 and February 28, 2006 paid to the Company’s chief executive officer and any other executive officers whose compensation paid by the Company for any of the two fiscal years exceeded $100,000. No other executive officers received compensation exceeding $100,000 during the two fiscal years ended February 28, 2007.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Fiscal Year Ended Feb. 28	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Mark A. Lopez, CEO	2007	$150,000(1)	$-0-	$-0-	--	--	--
Mark A. Lopez, CEO	2006	$150,000(1)	$-0-	$-0-	--	--	--

(1)  The salary for Mark A. Lopez during the fiscal years ended February 28, 2007 and 2006 has been accrued, but it has not yet been fully paid.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information, to the best knowledge of the Company, as of June 11, 2007 with respect to each person known by Unico, Incorporated to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address	Number of Shares Beneficially Owned (1)	Class	Percentage of Class (2)
Mark A. Lopez Chief Executive Officer	50,000 5,401,968	Common Series A Preferred	* 55%
Wayne Ash President	2,000	Common	*
Kenneth Wiedrich Chief Financial Officer	-	Common	*

Wayne Hartle Secretary and Director	2,994,224 348,989	Common Series A Preferred	* 4%
Ray C. Brown(4) Chairman of the Board of Directors	16,227,474 3,549,043	Common Series A Preferred	1% 36%
Kiyoshi Kasai(3) Director	6,930	Common	*
All directors and executive officers (6 persons)	19,280,628 9,300,000	Common Series A Preferred	1% 95%

(1) Unless indicated otherwise, the address for each of the above listed is c/o Unico, Incorporated at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108.

(2) The above percentages are based on 1,906,735,609 shares of common stock and 9,800,000 shares of Series A Preferred Stock outstanding as of June 11, 2007.

(3) Of the shares listed as being beneficially owned by Kiyoshi Kasai, 400 are owned of record by his wife, Fumiko Kasai, and 1,500 are owned of record by the Kasai Family Trust.  Kiyoshi Kasai is the trustee of the Kasai Family Trust, and has sole voting and investment power over the shares held by the Trust.

(4) In addition to the shares listed above as being beneficially owned by Mr. Brown, as of June 11, 2007, Mr. Brown held convertible debentures in the principal amount of $449,513, which are convertible to shares of Unico’s common stock.  The debentures are convertible at 80% of the bid price of Unico common stock on the date of conversion.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Unico has received advances from three related parties; Wayne Hartle, Ray Brown and Mark Lopez.  Portions of these advances were converted to convertible debentures that bear interest at 10% per annum and are convertible to common stock of the Company at a discounted rate equal to 80% of the closing bid price on the date of conversion.  Ray C. Brown received 10,000,000 of the shares for converting $152,000 of debt, and Mark A. Lopez received 5,000,000 of the shares for converting $76,000 of debt.  The remaining balance of $606,918 was restructured as convertible debentures to Ray Brown in the amount of $465,132, Mark Lopez in the amount of $111,144 and Wayne Hartle in the amount of $30,642 all of which can be converted into common stock under the same terms as above. Both the Company and the note holders have the right to convert under these terms.  In the event of a company liquidation, the notes automatically convert into common stock at the same rate.  During the fiscal year ended February 28, 2007, Mr. Brown converted $100,527 of accrued interest and $74,073 of principal for which he received 7,900,000 shares of Unico Common Stock.  During the fiscal year ended February 28, 2007, Mr. Hartle converted $6,859 of accrued interest and $30,642 of principal for which he received 1,953,165shares of Unico Common Stock.  As of February 28, 2007, the principal balance of the convertible debentures held by Mr. Brown and Mr. Joseph Lopez, father of Chief Executive Officer Mark Lopez, were $456,593and $114,466, respectively.  Mr. Hartle held no debenture as of February 28, 2007.

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

During the fiscal year ended February 28, 2006, Mark Lopez loaned $5,100 to Unico and $50,200 to the Deer Trail Mining Company of which $8,200 was repaid leaving a balance of $42,000.  The loans are unsecured, bear interest at 10.0% per annum, and are due upon demand.  During the year ended February 28, 2007, the principal and interest were repaid in full.

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

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Amendment to articles of incorporation, dated November 8, 1967	*
3.3	Amendment to articles of incorporation, dated December 6, 1972	*
3.4	Amendment to articles of incorporation, dated May 29, 1973	*
3.5	Amendment to articles of incorporation, dated December 1, 1979	*
3.6	Amendment to articles of incorporation, dated May 12, 1992	*
3.7	Amendment to articles of incorporation, dated November, 1999	*
3.10	Amendment to articles of incorporation, dated June 1, 2004	**
3.11	Amendment to articles of incorporation, dated February 2, 2006	******
3.8	By-laws	*
3.9	Board of directors resolution amending Unico’s by-laws, dated April 1, 1992	*
4.1

Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock

**
10.38	Revised Mining Lease and Option to Purchase (Bromide Basin Mining Company, Inc.) dated effective May 1, 2005	***
10.39	Convertible Debenture No. 12 for $ 250,000 dated January 11, 2005 issued to Kentan Limited Corp.	***
10.40	Consulting Contract with Javelin Advisory Group, Inc. dated April 1, 2005.	***
10.41	Convertible Debenture No. 13 for $125,000 dated March 7, 2005 issued to Kentan Limited Corp.	****

10.42	Convertible Debenture No. 14 for $125,000 dated March 10, 2005 issued to Reef Holdings, Ltd	****
10.43	Purchase Contract between PGM, LLC and Deer Trail Mining Company, LLC dated August 31, 2005	*****
10.44	Second Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated April 21, 2006	******
10.45	Third Revised Mining Lease and Option to Purchase (Bromide Basin Mines) dated May 1, 2006	******
10.46	Convertible Debenture No. 15 for $50,000 dated 10/21/05 issued to Kentan Limited Corp.	******
10.47	Convertible Debenture No. 16 for $25,000 dated 11/02/05 issued to Kentan Limited Corp.	******
10.48	Convertible Debenture No. 17 for $25,000 dated 11/23/05 issued to Compass Capital Group, Inc.	******
10.49	Convertible Debenture No. 18 for $7,500 dated 11/30/05 issued to Compass Capital Group, Inc.	******
10.50	Convertible Debenture No. 19 for $25,000 dated 11/30/05 issued to Compass Capital Group, Inc.	******
10.51	Convertible Debenture No. 20 for $50,000 dated 12/01/05 issued to Kentan Limited Corp.	******
10.52	Convertible Debenture No. 21 for $10,000 dated 12/01/05 issued to Kentan Limited Corp.	******
10.53	Convertible Debenture No. 22 for $50,000 dated 12/01/05 issued to Kentan Limited Corp.	******
10.54	Convertible Debenture No. 23 for $25,000 dated 12/15/05 issued to Reef Holdings Ltd.	******
10.55	Convertible Debenture No. 24 for $50,000 dated 12/28/05 issued to Reef Holdings Ltd.	******
10.56	Convertible Debenture No. 25 for $25,000 dated 01/20/06 issued to Reef Holdings Ltd.	******
10.57	Convertible Debenture No. 26 for $25,000 dated 01/27/06 issued to Compass Capital Group, Inc.	******
10.58	Convertible Debenture No. 27 for $50,000 dated 02/14/06 issued to Reef Holdings Ltd.	******
10.59	Convertible Debenture No. 28 for $50,000 dated 02/27/06 issued to Compass Capital Group, Inc.	******
10.60	Convertible Debenture No. 29 for $25,000 dated 03/02/06 issued to Umbrella Holdings	*******
10.61	Convertible Debenture No. 30 for $75,000 dated 03/08/06 issued to Umbrella Holdings	*******
10.62	Convertible Debenture No. 31 for $75,000 dated 03/15/06 issued to Outboard Investments, LTD	*******
10.63	Convertible Debenture No. 32 for $150,000 dated 03/22/06 issued to Outboard Investments, LTD	*******
10.64	Convertible Debenture No. 33 for $250,000 dated 0/06/06 issued to Outboard Investments, LTD	*******
10.65	Convertible Debenture No. 34 for $250,000 dated 04/18/06 issued to Outboard Investments, LTD	*******
10.66	Convertible Debenture No. 35 for $300,000 dated 05/4/06 issued to Outboard Investments, LTD	*******
10.67	Convertible Debenture No. 36 for $500,000 dated 05/17/06 issued to Outboard Investments, LTD	*******
10.68	Mining Lease with Joel Johnson dated 08/0706	********
10.69	Convertible Debenture No. 37 for $250,000 dated 06/15/06 issued to Outboard Investments, LTD	********
10.70	Convertible Debenture No. 38 for $100,000 dated 08/15/06 issued to Outboard Investments, LTD	********
10.71	Convertible Debenture No. 39 for $100,000 dated 08/18/06 issued to Outboard Investments, LTD	********
10.72	Convertible Debenture No. 40 for $250,000 dated 08/31/06 issued to Outboard Investments, LTD	********
10.73	Third Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated 11/01/06	*********
10.74	Fourth Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated 04/26/07	**********
10.75	Convertible Debenture No. 41 for $200,000 dated 08/2/07 issued to Blue Marble Investments, LTD	**********
10.76	Stock Purchase Agreement with Cherry Creek Holdings, LLC dated 12/29/06	**********
10.77	Stock Purchase Agreement with Cherry Creek Holdings, LLC dated 01/12/07	**********
14	Code of Ethics adopted May 19, 2006	******
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**********
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**********
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**********
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**********
99.1	Audit Committee Charter adopted July 7, 2004	***

* Incorporated by reference from Unico's Registration Statement on Form 10-SB filed on April 6, 2000.

** Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended May 31, 2004 filed on July 22, 2004.

2004 filed on February 24, 2005.

*** Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2005 filed on June 20, 2005.

****Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended May 31, 2005 filed July 15, 2005

*****Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2005 filed January 26, 2006

****** Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2006 filed on July 18, 2006.

******* Incorporated by reference from Unico’s Amended Quarterly Report on Form 10-QSB/A for the Quarter Ended May 31, 2006 filed on October 24, 2006.

******** Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended August 31, 2006 filed on October 24, 2006.

********* Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2006 filed on January 17, 2007.

********** Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended February 28, 2007 and February 28, 2006, the aggregate fees billed by HJ Associates & Consultants, LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was approximately $35,600 and $54,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2007 and 2006 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO, INCORPORATED

/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

Dated: June 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/ Ray C. Brown
Ray C. Brown	Director	June 13, 2007

/s/ Kiyoshi Kasai
Kiyoshi Kasai	Director	June 13, 2007

/s/ Wayne Hartle
Wayne Hartle	Director	June 13, 2007

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

Date: June 13, 2007

/s/ Mark A. Lopez

Mark A. Lopez

Chief Executive Officer

EXHIBIT 31.2

Unico, Incorporated

a Arizona Corporation

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth Wiedrich, certify that:

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

Date: June 13, 2007

/s/ Kenneth Wiedrich

Kenneth Wiedrich

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

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended February 28, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 13, 2007	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Kenneth Wiedrich, Chief Financial Officer of Unico, Incorporated (the "Company"), hereby certifies that, to the best of his knowledge:

1.

the Annual Report on Form 10-KSB of the Company for the fiscal year ended February 28, 2007 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 13, 2007	/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer

UNICO, INCORPORATED

February 28, 2007 and February 28, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Unico Incorporated

San Diego, California

We have audited the consolidated balance sheet of Unico Incorporated as of February 28, 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended February 28, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico Incorporated as of February 28, 2007, and the results of their operations and their cash flows for the years ended February 28, 2007 and 2006, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has suffered recurring losses from operations and total liabilities exceed total assets. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

June 11, 2007

UNICO, INCORPORATED
Consolidated
Balance Sheet
ASSETS
February 28,
2007
Current Assets
Cash	$7,194
Total Current Assets	7,194
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	583,228
Construction in progress	1,726,861
Total Fixed Assets	2,310,089
Other Assets:
Cash- reclamation bonds	207,703
Deposit	20,460
Total Other Assets	228,163
Total Assets	$2,545,446
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$246,607
Accrued expenses	31,607
Reclamation obligations	131,784
Accrued interest payable	120,100
Accrued interest payable - related party (Note 2)	33,707
Derivative liability	3,019,291
Debentures payable, net of discount (Note 3)	1,148,000
Debentures payable-related party (Note 2)	571,059
Total Current Liabilities	5,302,155
Total Liabilities	5,302,155
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 1,005,419,819 shares issued and outstanding	1,005,420
Stock payable	999,000
Additional paid in capital	40,113,832
Accumulated deficit	(44,884,761)
Total Stockholders' Deficit	(2,756,709)
Total Liabilities and Stockholders' Deficit	$2,545,446

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Consolidated
Statements of Operations

	For the Year Ended February 28,
	2007	2006
Total Revenues	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense	403,855	168,426
Depreciation and accretion	225,216	123,102
Salaries/Wages	327,936	367,667
General and Administrative expense	840,107	797,179
Total Operating Expenses	1,797,114	1,456,374
Net Operating Loss	(1,797,114)	(1,430,172)
Other Income (Expense)
Interest expense	(2,853,375)	(948,988)
Interest income	6,112	4,936
Derivative gain (loss) on debentures	(434,060)	165,792
Other income	-	886
Loss on sale of assets	(5,914)	-
Loss on settlement of debt	(13,248,915)	(64,551)
Total Other Expense	(16,536,152)	(841,925)
LOSS FROM CONTINUING OPERATIONS	(18,333,266)	(2,272,097)
Income Tax Expense	-	-
Net Loss	$(18,333,266)	$(2,272,097)
Net Loss Per Share	$(0.071)	$(0.005)
Weighted Average Shares Outstanding	257,245,898	504,619,303
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Statements of Stockholders' Equity (Deficit)
					Additional		Retained
	Preferred Stock		Common Stock		Paid-in	Stock	Earnings
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)
Balance, February 28, 2005	9,800,000	$9,800	4,984,279	$4,984	$20,219,391	$-	$(24,279,398)
Purchase of preferred stock from related party	(3,000,000)	(3,000)	-	-	(177,000)	-	-
Preferred stock issued for related party debt extinguishments	3,000,000	3,000	-	-	87,000	-	-
Stock issued for conversion of debentures	-	-	1,738,357	1,739	322,112	-	-
Derivative portion of convertible debentures	-	-	-	-	677,261	-	-
Net Loss for year ended February 28, 2006	-	-	-	-	-	-	(2,272,097)
Balance, February 28, 2006	9,800,000	9,800	6,722,636	6,723	21,128,764	-	(26,551,495)
S8 Stock issued for services	-	-	2,100,000	2,100	28,400	-	-
Derivative portion of convertible debentures	-	-	-	-	16,095,712	-	-
Stock issued for conversion of debentures	-	-	9,853,165	9,853	202,248	-	-
Stock issued under court ordered settlement	-	-	986,744,018	986,744	1,844,880	-	-
Write-off of interest on previously converted debentures	-	-	-	-	63,829	-	-
Price adjustment for stock issued under court ordered settlement	-	-	-	-	750,000	-	-
Sale of stock to be issued	-	-	-	-	-	999,000	-
Net Loss for year ended February 28, 2007	-	-	-	-	-	-	(18,333,266)
Balance, February 28, 2007	9,800,000	$9,800	1,005,419,819	$1,005,420	$40,113,833	$999,000	$(44,884,761)

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED Consolidated Statements of Cash Flows
	For the Year Ending February 28,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(18,333,266)	$(2,272,097)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	225,216	123,102
Loss on sale of assets	5,914	-
Loss on settlement of debt	13,248,915	64,551
Derivative (gain) loss	434,060	(165,792)
Derivative/Interest related to convertible debentures	2,641,747	-
Common Stock issued for services	30,500	747,083
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(28,588)	12,962
Prepaid expense	(14,800)	3,664
Increase (Decrease) in:
Accrued expenses	(529,910)	-
Accounts Payable and other liabilities	(203,160)	841,303
Net Cash Used by Operating Activities	(2,523,372)	(645,224)
Cash Flows from Investing Activities:
Purchases of fixed assets- construction in progress	(1,726,861)	-
Purchases of fixed asset	(72,281)	-
Sale of fixed assets	26,200	(20,000)
Net Cash Used by Investing Activities	(1,772,942)	(20,000)
Cash Flows from Financing Activities:
Decrease in bank overdraft	-	(2,826)
Proceeds from stock payable	999,000	-
Payments on notes and debentures	-	(21,144)
Capital contribution from shareholders	750,000	-
Proceeds of convertible debentures	-	717,500
Issuance of convertible debentures	2,525,000	-
Net Cash Provided by Financing Activities	4,274,000	693,530
Net Increase (Decrease) in Cash	(22,314)	28,306
Cash at Beginning of Period	29,508	1,202
Cash at End of Period	$7,194	$29,508
Cash Paid For:
Interest	$25,000	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$30,500	$-
Common stock issued for debt under court ordered settlement	$2,831,624	$105,000
Common Stock issued for debt extinguishments	$212,101	$-
Preferred Stock issued for debt extinguishments	$-	$90,000

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

  Notes to the Consolidated Financial Statements

February 28, 2007 and February 28, 2006

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

c.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of February 28, 2007 the company had $7,194 in cash and $213,163 in CD’s deposited in banks.

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

e.            Fixed Assets

The Company’s property consists of mining equipment, vehicles, office furniture and computer equipment.  The property is depreciated in a straight-line basis over five years.  Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets.

Fixed Asset Schedule
2007
Fixed Assets:
Furniture & Equipment	$1,064,758
Land	200,000
Autos	65,814
Total	1,330,572
Less Depreciation	(747,344)
Net Equipment	$583,228

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

	2007	2006
Loss from operations	$(18,333,266)	$(2272097)
Total loss per share	$(.071)	$(0.005)
Weighted Average Number of Shares Outstanding	257,245,898	504,619,303

g. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred tax assets consist of the following components as of February 28, 2007 and February 28, 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$3,576,630	$2,758,700
Accrued Expenses	25,500	226,000
Deferred tax liability:
Accumulated Depreciation	(92,400)	(136,000)
Valuation allowance	(3,508,730)	(2,848,700)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended February 28, 2007 and February 28, 2006 due to the following:

	2007	2006
Book income	$(7,149,975)	$(691,573)
Depreciation	68,835	12,845
Forgiveness of Debt	-	(44,378)
Accrued Expense	(200,665)	180,610
Stock for services	11,895	182,325
Debentures	5,167,075	-
Derivative Loss	169,280	-
Other	250	-
Sale of Assets	7,710	-

Interest	1,108,665	-
Valuation allowance	816,930	360,171
	$-	$-

At February 28, 2007, the Company had net operating loss carryforwards of approximately $9,100,000that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the February 28, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

h.

Recent Accounting Pronouncements

During the year ended February 28, 2007, the Company adopted the following accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109”, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the recognition of share based payments cost in earnings. This Statement replaces Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which permitted the recognition of compensation expense using the intrinsic value method. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R).   Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

i.

Revenue Recognition

The Company will recognize revenues from sales of minerals. Minerals will be milled at the Deer Trail site from ore that is mined or taken from existing stockpiles of previously mined ore and sent to outside firms for the extraction of the minerals. Revenue from all sources will be recognized when persuasive evidence of an arrangement exists and the amount is fixed or determinable, delivery has occurred, and collection is reasonably assured. Any amounts received in advance of the minerals being delivered will be recorded as deferred revenue.

j.

Preferred Stock

There are 9,800,000 outstanding shares of preferred stock. The Board of Directors has designated ten million (10,000,000) shares of Series A preferred with the following rights and preferences: The Series A Preferred shall, at the option of the holder, be convertible on a one for one share basis to common stock of the Company. The holders of shares of Series A Preferred are not entitled to vote such shares. In lieu of voting rights the holders of Series A Preferred, voting together as a class, are entitled to elect two members of the Board of Directors at each meeting. Also the Series A Preferred is not affected by any capital reorganization of the Company.

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

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors, and $30,642 to Wayne Hartle, corporate secretary.  These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $32,343 for the related party convertible debentures as of February 28, 2007 and a gain of $171,112 on the derivative portion of the debentures which resulted from the recapture of derivative expense recorded in prior years.  During the year ended February 28, 2007, the Company converted a total of $212,101 in principal and interest through the issuance of 9,853,165 shares of restricted common stock, leaving a balance due as of February 28, 2007 to Mr. Brown of $456,593.  In addition Ray Brown assigned  $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan.

NOTE 3 – CONVERTIBLE DEBENTURES

During the fiscal year ended February 28, 2007, the Company issued $2,525,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company recorded interest expense of $2,842,735 during the year ended February 28, 2007 associated with the debentures and recorded a loss of $605,172 on the derivative portion of the debentures.  The net derivative liability at February 28, 2007 was $3,019,291.   As of February 28, 2007, the Company had $1,315,000 in non-affiliate convertible debentures issued and outstanding less discounts of $167,000.

During the year ended February 28, 2007, the Company entered into a total of 108 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $2,740,000.  Unico agreed to settle each action by issuing a total of 986,744,018 shares of its common stock to the note holders.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  As a result of issuing shares under the settlements, the Company recorded an expense of $13,248,915 and recognized $63,829 in income from interest forgiven as part of the settlement.  In addition, $750,000 was paid to the Company from the debenture holders resulting from an adjustment in the stock price subsequent to the court ordered settlement.  This price adjustment was treated as an adjustment to additional paid-in capital.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of February 28, 2007, the Company had 1,005,419,819 shares of common stock issued and outstanding with 3,994,580,181 shares authorized but unissued.

During the year ended February 28, 2007 the Company issued 986,744,018 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $2,740,000 which were in default.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard form, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.   As a result of this settlement, the Company recorded an expense of $13,248,915 which represented the difference in market value of the stock issued compared with the value of the stock which would have been issuable under the conversion terms.

During the year ended February 28, 2007, the Company issued a total of 2,100,000 shares of common stock to third party consultants under an S-8 registration statement in exchange for services valued at $30,500.

During the year ended February 28, 2007, the Company issued a total of 9,853,165 shares of stock on the conversion of debentures payable plus interest to Ray Brown and Wayne Hartle totaling $212,101.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of February 28, 2007, there were no stock options outstanding.

Preferred Stock

As of February 28, 2007, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 76,119,033 shares of restricted common stock to a third party for total consideration of $999,000.  As of February 28, 2007, these shares had not been issued, resulting in a stock payable.

NOTE 5 – LEGAL MATTERS

Kaibab Industries, Inc., the lessor of the Bromide Basin Mine property, demanded that Unico pay the entire balance due on a promissory note dated April 1, 2003 which was secured with certain equipment owned by Unico.  Kaibab Industries, Inc. also demanded that Bromide Basin Mining Company, LLC pay $30,000 for unpaid rent which it alleged was owed under the Second Revised Mining Lease and Option to Purchase (the “Lease”) plus all taxes and mining claim renewal fees to be reimbursed pursuant to the Lease.  The Lease expired on October 31, 2005.  Kaibab Industries, Inc. threatened to file suit to collect the amounts it alleged were owing.  On or about May 1, 2006, Unico paid all $125,785 owed under the promissory note, and $63,591 for past rent, taxes and mining claim renewal fees owed under the Lease.  Also effective May 1, 2006, Unico and Kaibab Industries, Inc. entered into a Third Revised Mining Lease and Option to Purchase.

During the year ended February 28, 2007, the Company entered into a total of 108 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $2,740,000.  Unico agreed to settle all of the action by issuing a total of 986,744,018 shares of its common stock to the plaintiffs  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ending February 28, 2007, the Company received $2,840,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days , bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

Subsequent to February 28, 2007, the Company agreed to settle a total of $550,000 in defaulted convertible debentures under court ordered settlement, which resulted in the issuance of 901,315,790 shares of the Company’s common stock.  The shares were issued under an exemption from registration provided by Section 3a(10) of the Securities Act of 1933.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $44,884,761 from its inception through February 28, 2007.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  Subsequent to the fiscal year ending February 28, 2007, the Company received $2,840,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $2,000,000 to $3,000,000 during the fiscal year ending February 28, 2007 to fulfill the 12-month plan.