Form 10QSB
period 2007-05-31
UNICO INC /AZ/
filed 2007-07-16
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended May 31, 2007

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

As of July 6, 2007, the issuer had outstanding 2,915,363,072 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes [  ]  No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

MAY 31, 2007

UNICO, INCORPORATED
Consolidated
Balance Sheet
ASSETS
May 31,
2007
(Unaudited)
Current Assets
Cash	$1,021,749
Total Current Assets	1,021,749
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	636,726
Construction in progress	2,892,579
Total Fixed Assets	3,529,305
Other Assets:
Cash- reclamation bonds	209,437
Deposit	22,947
Total Other Assets	232,384
Total Assets	$4,783,438
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$255,929
Wages payable	36,029
Accrued expenses	6,674
Reclamation obligations	135,098
Accrued interest payable	162,797
Accrued interest payable - related party (Note 3)	36,642
Taxes payable	17,437
Derivative liability	5,011,960
Debentures payable, net of discount (Note 2)	1,240,000
Debentures payable-related party (Note 3)	563,980
Total Current Liabilities	7,466,546
Total Liabilities	7,466,546
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 1,911,206,609 shares issued and outstanding	1,911,207
Stock Payable	999,000
Additional Paid in Capital	44,533,435
Accumulated Deficit	(50,136,550)
Total Stockholders' Deficit	(2,683,108)
Total Liabilities and Stockholders' Deficit	$4,783,438
.

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
Consolidated
Statements of Operations (Unaudited)

	For the Three Months Ended
	May 31,
	2007	2006
Total Revenues	$-	$-
Operating Expenses
Drilling, exploration and maintenance expense	105,923	81,837
Depreciation and accretion	37,752	29,908
Professional fees	94,431	59,706
Salaries/wages	74,643	102,790
General and administrative expense	102,217	187,836
Total Operating Expenses	414,966	462,077
Net Operating Loss	(414,966)	(462,077)
Other Income (Expense)
Interest expense	(695,507)	(688,917)
Interest income	1,750	-
Derivative gain (loss) on debentures	(9,748)	(333,525)
Loss on settlement of debt	(4,133,316)	(5,192,860)
Other income	-	-
Total Other Expense	(4,836,821)	(6,215,302)
LOSS FROM CONTINUING OPERATIONS	(5,251,787)	(6,677,379)
Income Tax Expense	-	-
Net Loss	$(5,251,787)	$(6,677,379)
Net Loss Per Share	$(0.004)	$(0.23)
Weighted Average Shares Outstanding	1,382,009,379	29,494,373
.

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED Consolidated Statement of Cash Flows (Unaudited)
	For the Three Months Ending May 31,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	$(5,251,787)	$(6,677,379)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	37,751	29,908
Loss on settlement of debt	4,201,316	5,192,860
Derivative/Interest related to convertible debentures	651,748	973,037
Common stock issued for services	-	17,500
Common stock issued for interest	-	40,000
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(1,734)	220
Deposits	(2,487)	-
Increase (Decrease) in:
Accrued expenses	30,615	-
Accounts payable and other liabilities	62,786	(609,454)
Net Cash Used by Operating Activities	(271,792)	(1,033,308)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(1,165,718)	(274,459)
Purchase of fixed assets	(87,935)	(64,055)
Net Cash Used by Investing Activities	(1,253,653)	(338,514)
Cash Flows from Financing Activities:
Issuance of convertible debentures	2,540,000	1,625,000
Net Cash Provided by Financing Activities	2,540,000	1,625,000
Net Increase (Decrease) in Cash	1,014,555	253,178
Cash at Beginning of Period	7,194	29,508
Cash at End of Period	$1,021,749	$282,686
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$17,500
Common Stock issued for debt extinguishments	$905,787	$925,000

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

  Notes to the Consolidated Financial Statements

May 31, 2007 and May 31, 2006

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Unico, Incorporated is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements

a.        Organization and Business Activities

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

b.

Fixed Assets

The Company’s property consists of mining equipment, vehicles, office furniture and computer equipment.  The property is depreciated in a straight-line basis over three, five, and ten years.  Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets.

Fixed Asset Schedule
2007
Fixed Assets:
Furniture & Equipment	$1,152,694
Land	200,000
Autos	65,814
Total	1,418,508
Less Depreciation	(781,782)
Net Equipment	$636,726

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

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $36,642 for the related party convertible debentures as of May 31, 2007.  During the quarter ended May 31, 2007, the Company converted a total of $7,079 and paid $9,916 in interest through the issuance of 4,471,000 shares of restricted common stock, leaving a balance due as of May 31, 2007 to Mr. Brown of $449,514.  In addition, in a past period, Ray Brown assigned   $114,466 of his loan to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan.   The Company therefore owes a total of $563,980 in related party debentures.

NOTE 3 – CONVERTIBLE DEBENTURES

During the quarter ended May 31, 2007, the Company issued $2,540,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company recorded interest expense of $642,000 during the quarter ended May 31, 2007 associated with the debentures and recorded a loss of $9,748 on the derivative portion of the debentures.  The net derivative liability at May 31, 2007 was $5,011,960.   As of May 31, 2007, the Company had $3,305,000 in non-affiliate convertible debentures issued and outstanding less discounts of $2,065,000.

During the quarter ended May 31, 2007, the Company entered into a total of 3 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $550,000.  Unico agreed to settle these three  actions by issuing a total of 901,315,790 shares of its common stock to the note holders.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  As a result of issuing shares under the settlements, the Company recorded an expense of $4,201,316 as part of the settlement.

In addition, $68,000 was paid to the Company from the debenture holders resulting from an adjustment in the stock price subsequent to the court ordered settlement.  This price adjustment was treated as an adjustment to loss on settlement of debt.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of May 31, 2007, the Company had 1,911,206,609 shares of common stock issued and outstanding with 3,088,793,391 shares authorized but unissued.

During the quarter ended May 31, 2007 the Company issued 901,315,790 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $550,000 which were in default.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.   As a result of this settlement, the Company recorded an expense of $4,201,316 which represented the difference in market value of the stock issued compared with the value of the stock which would have been issuable under the conversion terms.

During the quarter ended May 31, 2007, the Company issued a total of 4,471,000 shares of stock on the conversion of debentures payable plus interest to Ray Brown totaling $16,995.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of May 31, 2007, there were no stock options outstanding.

Preferred Stock

As of May 31, 2007, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 76,119,033 shares of restricted common stock to a third party for total consideration of $999,000.  As of May 31, 2007, these shares had not been issued, resulting a stock payable.

Convertible Debentures

The Company has $3,305,000 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $563,980 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

NOTE 5 – LEGAL MATTERS

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

During the quarter ended May 31, 2007 the Company issued 901,315,790 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $550,000 which were in default.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.   As a result of this settlement, the Company recorded an expense of $4,201,316 which represented the difference in market value of the stock issued compared with the value of the stock which would have been issuable under the conversion terms.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the quarter ending May 31, 2007, the Company received $1,075,100 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days , bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

Subsequent to May 31, 2007, the Company agreed to settle a total of $250,000 in defaulted convertible debentures under court ordered settlement, which resulted in the issuance of 1,000,000,000 shares of the Company’s common stock.  The shares were issued under an exemption from registration provided by Section 3a(10) of the Securities Act of 1933.

Subsequent to May 31, 2007 the Company also issued 4,156,463 shares of restricted common stock to Ray Brown in payment of accrued interest due to Mr. Brown through June 5, 2007 on his outstanding debenture.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $50,136,550 from its inception through May 31, 2007.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the current fiscal year, the Company’s plan of operation is to raise approximately $5,000,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The funds are intended for the following purposes during the next twelve months:

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

▪

Commence an exploration and resource definition program at the Silver Bell Mine beginning in 2007; and

▪

Exercise an option to purchase the Deer Trail Mine for $1,700,000.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the current fiscal year.  In the quarter ended May 31, 2007 the Company raised $2,540,000, of this amount through the issuance of convertible debentures.  Subsequent to the quarter ending May 31, 2007, the Company received an additional $1,075,100 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

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

Effective December 1, 2001, a new lease agreement was entered into between the parties covering the same property for a period of thirty (30) months. It was subsequently amended and extended through a series of amendments, with the most recent amendment, the Fifth Modification of Mining Lease and Option to Purchase being executed  June 29, 2007.  It extended the lease term and option to purchase through July 12, 2007.  Unico and Crown Mines are presently negotiating the final sale agreement covering the sale of the Deer Trail Mine Claims.  A copy of this Amendment is attached to this Form 10-QSB as Exhibit 10.78.

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

Since June 2004 Deer Trail Mining Company has assumed operations, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has 12 full time employees, 1 part time employee and 7 consultants.

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

Plan of Operation

During the current fiscal year, the Company’s plan of operation is to raise approximately $5,000,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The funds are intended for the following purposes during the next twelve months:

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

▪

Commence an exploration and resource definition program at the Silver Bell Mine beginning in 2007; and

▪

Exercise an option to purchase the Deer Trail Mine for $1,700,000.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  In the quarter ended May 31, 2007 the Company raised $2,540,000 of this amount through the issuance of convertible debentures.  Subsequent to the quarter ending May 31, 2007, the Company received $1,075,100 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $1,000,000 to $2,000,000 during the balance of the fiscal year ending February 28, 2008 to fulfill the 12-month plan.

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

Results of Operations

For the three months ended May 31, 2007 and May 31, 2006, Unico reported no revenues.

During the three months ended May 31, 2007, Unico experienced a net loss in the amount of $5,251,787 or approximately ($0.004) per share compared to a net loss of $6,667,379 or approximately ($0.23) per share for the same period in 2006.

Unico attributes the $1,415,592 decrease in net loss for the three month period ended May 31, 2007 compared to the same period ended May 31, 2006 primarily to a $1,383,321 decrease in the financing costs.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of May 31, 2007 the Company had $1,021,749 in current assets and the Company’s total liabilities exceeded total assets by approximately $2,683,108.  The Company has accumulated $50,136,550 of net operating losses through May 31, 2007, which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit decreased $73,601 in the three month period ended May 31, 2007, from a deficit of ($2,756,709) as of February 28, 2007 to a deficit of ($2,683,108) as of May 31, 2007.  Although the retained earnings deficit increased substantially due to the derivative cost of financing Deer Trail operations, it was more than offset by the increase in common stock and additional paid in capital.

The Company’s cash as of May 31, 2007 will sustain operations for approximately 60 days.  As explained above the Company has raised $1,075,100 through the issuance of convertible debentures since May 31, 2007.  The Company intends to raise an additional $1,000,000 to $2,000,000 during the balance of the current fiscal year.

Our auditors have issued a "going concern" opinion in note 6 of our February 28, 2007 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $1,000,000 to $2,000,000 in equity, debt or through other financing transactions in the next 9 months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Mark A. Lopez evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of May 31, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended May 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

During the three months ended May 31, 2007, the Company entered into a total of 3 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $550,000.  Unico agreed to settle all of the action by issuing a total of 901,315,790 shares of its common stock to the plaintiffs  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From March 1, 2007 through May 31, 2007 Unico issued convertible debentures (“Debentures”) aggregating approximately $2,540,000 to Blue Marble that were unpaid.  All of the debentures except the Blue Marble debenture are in default.  These debentures along with other debentures issued before March 1, 2007 were assigned to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, three lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida during the three month period ended May 31, 2007.

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

From March 1, 2007 until May 31, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 901,315,790 shares of its common stock.

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

During the fiscal quarter ended May 31, 2007, the Company issued a total of 4,471,000 shares of its common stock to Ray C. Brown pursuant to convertible debentures in consideration of the conversion of $8,916 in accrued interest and $7,079 in principal by Ray C. Brown.  These shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the certificates representing the shares were appropriately restricted.

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

For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2006 and February 28, 2007 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 28, 2006 and February 28, 2007, respectively, and to Unico’s quarterly reports on Form 10-QSB for the quarters ended May 31, 2005 and 2006, August 31, 2005 and 2006 and November 30, 2005 and 2006.

Item 3. Defaults Upon Senior Securities.

From January 1, 2007 through May 31, 2007 Unico issued convertible debentures (“Debentures”) aggregating approximately $15,000 to Reef Holding, Ltd., approximately $1,025,000 to Outboard Holdings that were unpaid, and in default, as of May 31, 2007.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of three (3) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida during the quarter ending May 31,2007 in partial settlement of this debt.   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From March 1, 2007 until May 31, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 901,315,790 shares of its common stock.  As of May 31, 2007, Unico has approximately $565,000 in outstanding debentures that were in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.78	Fifth Modification of the Deer Trail Lease dated June 29, 2007	Filed herewith
10.79	Convertible Debenture No. 42 for $400,000 dated 3/15/07 to Blue Marble Investments	Filed herewith
10.80	Convertible Debenture No. 43 for $300,000 dated 3/19/07 to Blue Marble Investments	Filed herewith
10.81	Convertible Debenture No. 44 for $200,000 dated 3/23/07 to Blue Marble Investments	Filed herewith
10.82	Convertible Debenture No. 45 for $140,000 dated 4/5/07 to Blue Marble Investments	Filed herewith
10.83	Convertible Debenture No. 46 for $200,000 dated 4/25/07 to Blue Marble Investments	Filed herewith
10.84	Convertible Debenture No. 47 for $200,000 dated 4/30/07 to Blue Marble Investments	Filed herewith
10.85	Convertible Debenture No. 48 for $800,000 dated 5/15/07 to Blue Marble Investments	Filed herewith
10.86	Convertible Debenture No. 49 for $300,000 dated 5/30/07 to Blue Marble Investments	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

During the quarter ended May 31, 2007, two Current Reports on Form 8-K were filed by Unico.  One Form 8-K Current Report was filed on April 20, 2007 to report under Item 5.02 that Ken Wiedrich had been appointed as Chief Financial Officer of Unico effective April 16, 2007, replacing Mark A. Lopez as CFO.  The other Form 8-K Current Report was filed May 30, 2007 to report under Item 5.02 that Richard Belliston had resigned as a director of Unico effective May 25, 2007, and announcing that C. Wayne Hartle had been appointed as a director to fill the vacancy created by Mr. Belliston’s resignation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: July 16, 2007	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer