Form 10QSB
period 2007-08-31
UNICO INC /AZ/
filed 2007-10-12
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended August 31, 2007

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

As of September 19, 2007, the issuer had outstanding 4,815,363,072 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes [  ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

AUGUST 31, 2007

UNICO, INCORPORATED
Consolidated Balance Sheet

ASSETS
August 31, 2007
(Unaudited)
Current Assets
Cash	$23,982
Prepaid expense	1,000
Total Current Assets	24,982
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	3,608,242
Construction in progress	2,041,321
Total Fixed Assets	5,649,563
Other Assets:
Cash- reclamation bonds	209,437
Deposit	22,947
Total Other Assets	232,384
Total Assets	$5,906,929

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$455,984
Wages payable	34,090
Accrued Expenses	6,675
Reclamation obligations	138,413
Accrued interest payable	213,136
Accrued interest payable - related party (Note 3)	33,492
Taxes payable	6,569
Derivative Liability	5,766,976
Debentures payable, net of discount (Note 2)	2,632,833
Debentures payable-related party (Note 3)	563,980
Total Current Liabilities	9,852,148
Total Liabilities	9,852,148
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 4,815,363,072 shares issued and outstanding	4,815,364
Stock Payable	999,000
Additional Paid in Capital	46,363,863
Accumulated Deficit	(56,133,246)
Total Stockholders' Deficit	(3,945,219)
Total Liabilities and Stockholders' Deficit	$5,906,929

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	August 31,		August 31,
	2007	2006	2007	2006
Total Revenues	$-	$-	$-	$-
Operating Expenses
Drilling, exploration and maintenance expense	188,830	148,881	82,907	67,044
Depreciation and accretion	74,939	60,137	37,187	30,229
Professional fees	255,983	93,404	161,552	33,698
Salaries/wages	151,629	171,938	76,986	69,148
General and administrative expense	228,897	347,059	126,680	159,223
Total Operating Expenses	900,278	821,419	485,312	359,342
Net Operating Loss	(900,278)	(821,419)	(485,312)	(359,342)
Other Income (Expense)
Interest expense	(2,634,960)	(1,663,804)	(1,939,453)	(974,887)
Interest income	5,403	1,608	3,653	1,608
Derivative gain (loss) on debentures	210,336	(537,551)	220,084	(204,026)
Loss on settlement of debt	(7,929,184)	(7,011,837)	(3,795,868)	(1,818,977)
Other income	200	-	200	-
Total Other Expense	(10,348,205)	(9,211,584)	(5,511,384)	(2,996,282)
Loss From Continuing Operations	(11,248,483)	(10,033,003)	(5,996,696)	(3,355,624)
Income Tax Expense	-	-	-	-
Net Loss	$(11,248,483)	$(10,033,003)	$(5,996,696)	$(3,355,624)
Net Loss Per Share	$(0.006)	$(0.25)	$(0.002)	$(0.06)
Weighted Average Shares Outstanding	2,044,746,341	40,512,349	2,707,483,323	51,628,064

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ending August 31,
	2007	2006

Cash Flows from Operating Activities:
Net Loss	$(11,248,483)	$(10,033,003)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations
Depreciation and accretion expense	74,939	60,136
Loss on settlement of debt	7,997,184	8,554,004
Derivative/Interest related to convertible debentures	2,274,497	537,551
Common stock issued for services	-	17,500
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(1,734)	(1,388)
Deposits	(3,487)	-
Increase (Decrease) in:
Accrued expenses	116,522	(407,745)
Accounts payable and other liabilities	250,034	(207,213)
Net Cash Used by Operating Activities	(540,528)	(1,480,158)

Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(314,460)	-
Purchase of fixed assets	(3,093,324)	(670,960)
Net Cash Used by Investing Activities	(3,407,784)	(670,960)

Cash Flows from Financing Activities:
Issuance of convertible debentures	3,965,100	2,325,000
Net Cash Provided by Financing Activities	3,965,100	2,325,000
Net Increase (Decrease) in Cash	16,788	173,882
Cash at Beginning of Period	7,194	29,508
Cash at End of Period	$23,982	$203,390
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$17,500
Common Stock issued for debt extinguishments	$3,809,944	$1,032,500

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2007 and August 31, 2006

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

Fixed Asset Schedule
2007
Fixed Assets:
Furniture & Equipment	$1,158,082
Land	200,000
Patented mining claims	640,000
Mining Claim	2,360,000
Autos	65,814
Total	4,423,896
Less Depreciation	(815,654)
Net Equipment	$3,608,242

The Company exercised its option to purchase the claims covered by the Deer Trail lease and paid the balance of $1,700,000 that was owed on the purchase option agreement in the quarter ended August 31, 2007.    A total of $4,000,000 was paid to purchase the Deer Trail Claim over a period of approximately three years.  The initial $1,000,000 that was paid towards the lease purchase was expensed in the 2004 fiscal year based on the fact that the Company did not have independent third party verification of the mineable assets at the time.  As a result, only $3,000,000 of the total acquisition of $4,000,000 is being capitalized.

The purchase of the Deer Trail mines claims is comprised of 32 patented mining claims and 170 unpatented mining claims.  The patented claims comprise 19% of the total claims purchased.  As a result, $640,000 ($4,000,000 x 16% = $640,000) will be treated as a purchase of land based on the fact that patented claims give the Company title to the use of the land.  The balance of the capitalized amount of $2,360,000 is for the unpatented claims and is subject to be amortized over the life of the mineable assets.  The mineable assets are in the process of being verified by an independent third party which will establish the bases for future cost amortization.

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

EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed.  For example, when a debenture converts at a discount to market based on the stock price on the date of conversion.  In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value.   In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations.  At the time of conversion, any remaining derivative liability is charged to additional paid-in capital.  For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility.

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

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $33,492 for the related party convertible debentures as of August 31, 2007.  During the quarter ended August 31, 2007, the Company converted a total of $6,650 of interest to 4,156,463 shares of common stock and paid $10,714 of interest in cash, leaving a balance due as of August 31, 2007 to Mr. Brown of $449,514.  In addition, in a past period, Ray Brown assigned $114,466 of his loan to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. The Company therefore owes a total of $563,980 in related party debentures.

NOTE 3 – CONVERTIBLE DEBENTURES

During the quarter ended August 31, 2007, the Company issued $1,425,100 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company recorded interest expense of $1,939,453 during the quarter ended August 31, 2007 associated with the debentures and recorded a gain of $220,084 on the derivative portion of the debentures.  The net derivative liability at August 31, 2007 was $5,766,976.   As of August 31, 2007, the Company had $4,280,100 in non-affiliate convertible debentures issued and outstanding less discounts of $1,647,267.

During the quarter ended August 31, 2007, the Company entered into a total of 4 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $450,000.  Unico agreed to settle these three actions by issuing a total of 2,900,000,000 shares of its common stock to the note holders.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  As a result of issuing shares under the settlements, the Company recorded an expense of $3,795,868 as part of the settlement.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of August 31, 2007, the Company had 4,815,363,072 shares of common stock issued and outstanding with 184,636,928 shares authorized but unissued.

During the quarter ended August 31, 2007 the Company issued 2,900,000,000 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $450,000 which were in default.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.   As a result of this settlement, the Company recorded an expense of $3,795,868 which represented the difference in market value of the stock issued compared with the value of the stock which would have been issuable under the conversion terms.

During the quarter ended August 31, 2007, the Company issued a total of 4,156,463 shares of common stock on the conversion of $6,650 of interest to Ray Brown.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of August 31, 2007, there were no stock options outstanding.

Preferred Stock

As of August 31, 2007, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 76,119,033 shares of restricted common stock to a third party for total consideration of $999,000.  As of August 31, 2007, these shares had not been issued, resulting in a stock payable of $999,000.

Convertible Debentures

The Company has $4,280,100 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $563,980 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

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

During the quarter ended May 31, 2007 the Company issued 901,315,790 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $550,000 which were in default.  And during the quarter ended August 31, 2007 the Company issued 2,900,000,000 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $450,000 which were in default.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.   As a result of this settlement, the Company recorded an expense of $4,201,316 for the quarter ended May 31, 2007 and $3,795,868 for the quarter ended August 31, 2007 which represented the difference in market value of the stock issued compared with the value of the stock which would have been issuable under the conversion terms.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the quarter ending August 31, 2007, the Company received $250,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days , bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $56,133,246 from its inception through August 31, 2007.  It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the current fiscal year, the Company’s plan of operation is to raise approximately $5,000,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

▪

Complete analytical certification by independent lab, ALS Chemex, and final reporting from consulting firm, Behre Dolbear & Company (USA), on the logging and shipment of core samples identified and taken from the completed 2nd phase of exploratory drilling at the Deer Trail Mine;

▪

Continue sampling and analyzing mineralized rock samples, stockpiles and dump material from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

▪

Expand metallurgical research department at the Deer Trail Mine and Mill Facility;

▪

Purchase additional lab equipment for metallurgical purposes;

▪

Upgrade mine infrastructure and begin underground mining activities including maintenance and rehabilitation work at the Deer Trail Mine;

▪

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

▪

Upgrade the crushing facility at the upper Deer Trail Mine and continue screening the ore dumps;

▪

Begin milling and processing activities at the Deer Trail Mill and Processing Facility;

▪

Acquire new mining equipment to improve operations at the Deer Trail Mine;

▪

Complete the new electrical substation and secondary electrical substation at the Deer Trail Mine;

▪

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising the purchase option from Kaibab Industries;

▪

Exercise the purchase option on the Bromide Basin Mine lease;

▪

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

▪

Commence a feasibility study on the potential of the mining claims at the Silver Bell Mine beginning in the Summer of 2008.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the current fiscal year.  In the quarter ended August 31, 2007 the Company raised $1,425,100, of this amount through the issuance of convertible debentures.  Subsequent to the quarter ending August 31, 2007, the

Company received an additional $250,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

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

Deer Trail Mining Company, LLC

On March 30, 1992, Unico, Incorporated entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. The lease was to run for a period of 10 years, and cover 32 patented claims (including mill sites) and 170 unpatented claims located approximately 5 miles South of Marysvale, Utah. It includes mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines. There are no known, proven or probable reserves on the property.

Effective December 1, 2001, a new lease agreement was entered into between the parties (“Deer Trail Lease”) covering the same property for a period of thirty (30) months. It was subsequently extended through a series of amendments.

In July 2007, Deer Trail Mining Company completed the purchase of the claims covered by the Deer Trail Lease.  A total of $4,000,000 was paid to purchase the property over a period of approximately three years.  A copy of the Agreement describing the purchase of the claims is attached as Exhibit 10.87.  The purchase of the claims also included the purchase of a fifty percent (50%) interest in Water Right No. 63-37, said fifty percent (50%) portion including a maximum flow of 0.125 cubic feet of water per second and a maximum annual diversion of 90.5 acre feet of water from Three Mile Spring for year-round mining purposes.  The purchase of the claims also included a fifty percent (50%) interest in a contractual right to use water diverted under Water Right No. 63-3043 as evidenced and described in the Agreement between Cottonwood Irrigation Company and Deer Trail Development Corporation dated July 28, 1977.  The fifty percent (50%) interest in the contractual water right allows Deer Trail Mining Company to truck not more than 2,500 gallons of water per week from the Cottonwood Creek to the Deer Trail Mine for mining activities during the irrigation season (April 15 to October 15), and possibly more during the remaining portion of each year.  A Copy of the Assignment of Contractual Water Right is attached as Exhibit 10.88.

Deer Trail Mining Company also obtained a lease from Crown Mines, L.L.C. of the remaining fifty percent (50%) interest in Water Right No. 63-37 and the remaining 50% interest in the contractual water right (Water Right 63-3043.  The lease is for an initial term of 5 years for no rent.  The lease may be terminated by Crown Mines, L.L.C. upon 12 months’ written notice if Crown Mines determines that the water rights covered by the lease are necessary for the operation and development of any of Crown Mines’ mining claims or for other permitted uses.  The lease may be extended if Crown Mines determines that the water rights covered by the lease are not required for the operation and development of any of Crown Mines’ mining claims or for other permitted uses during the extension period, provided that the parties can agree on other terms including a price or rent for the extended term.  A copy of the Water Rights Lease and Water Pipeline Easement Agreement is attached as Exhibit 10.89.

Crown Mines, L.L.C. retained a perpetual royalty interest on minerals taken from the claims purchased by Deer Trail Mining Company.  The perpetual royalty is three percent (3.0%) of net smelter returns on minerals other than gold.  The royalty rate for gold is three percent (3.0%) when the price of gold is less than or equal to $500 per troy ounce, four percent (4.0%) when the price of gold is more than $500 and less than or equal to $600 per troy ounce, and five percent (5.0%) when the price of gold is greater than $600 per troy ounce.  Crown Mines, L.L.C. also retained an undivided three percent (3.0%) interest in any oil and gas and associated hydrocarbons produced from the claims.

Crown Mines, L.L.C. also retained an access easement and a water line pipeline easement across the claims sold to Deer Trail Mining Company.

Deer Trail Mining Company has agreed to provide Crown Mines, L.L.C. with information obtained as a result of Deer Trail Mining Company’s exploration activities on the claims, and Deer Tral Mining Company granted to Crown Mines, L.L.C. a right of first refusal to repurchase the claims or any portion thereof.

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

Following the formation of the Deer Trail Mining Company in June 2004, Unico assigned all of the various assets, liabilities and operations associated with the Deer Trail Mine to Deer Trail Mining Company which assumed responsibility for making payments under the Deer Trail Lease.

Since June 2004 Deer Trail Mining Company has assumed operations, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has 14 full time employees, 1 part time employee and 4 consultants.  The necessary permits to commence mining activities at the Deer Trail Mine have been acquired, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. In early 2005, Unico and Deer Trail Mining Company, received approval of the company's Large-Scale Mining Permit for the Deer Trail Mine in Marysvale, Utah. The State of Utah's Division of Oil, Gas and Mining granted approval of the company's application to expand its existing small mining project to a large mining operation, which is expected to significantly increase the area of mining activity and the capacity of the company's mill at the Deer Trail Mine. This Large-Scale permit takes the place of the previous two Small-Scale permits described above.  In 2004, Unico filed to obtain a construction permit with the State of Utah Department of Environmental Quality (both the Utah Division of Air Quality and the Utah Division of Water Quality) for the Deer Trail Mine tailings impoundment pond no. 2.

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

Unico completed a mill on site at the Deer Trail Mine. In November 2001, Unico began milling activities. Shortly thereafter, operations were suspended to accommodate a plan to reconstruct the entire facility. Currently the Deer Trail Mining Company is reconstructing the mill and processing facility to enhance both productivity and efficiency. The reconstruction project is now in its final stages of completion.  In July 2006, Deer Trail Mining Company completed the upgrades to the screening plant and began screening the ore dumps at the upper Deer Trail Mine. Once screened, the material is moved to the mill facility and stockpiled for further processing. The Company anticipates running this material through its mill once reconstruction is complete.

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

The Company also believes that there are a variety of mining companies and other mineral companies that are potential purchasers for the lead concentrates, zinc concentrates and other concentrates which we intend to sell as the end product from our Deer Trail Mine mining and milling operations. The concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport concentrates to smelters or other places designated by purchasers.

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

	Interval	Gold	Silver	Lead	Zinc
Hole	from - to (ft)	(grams/troy oz.)	(grams/Troy oz.)	(%)	(%)

RC-1	190 – 230 40	0.207	10.98	0.355	0.205

RC-2	40 - 45 5	0.364	95.36	3.61	0.390

Includes	175 - 180 5	0.369	45.71	2.87	1.41

RC-10	65 - 95 30	0.363	16.48	0.086	0.022

RC-11	60 - 70 10	1.36	52.25	0.758	0.191

Includes	65 - 70 5	2.26	32.69	0.961	0.289

RC-12	85 - 90 5	0.460	137.14	3.94	1.00

RC-17	55 - 65 10	0.799	13.02	0.033	0.012

RC-18	45 - 50 5	1.54	40.77	0.154	0.018

RC-19	0 – 140 140	0.527	14.65	0.116	0.107

Includes	35 - 45 10	2.64	14.11	0.840	1.26

Includes	35 - 40 5	4.66	21.15	1.30	2.14

Includes	75 - 120 45	0.930	34.86	0.135	0.021

Includes	95 - 105 10	3.17	88.63	0.303	0.019

Includes	100 - 105 5	4.78	151.02	0.682	0.008

RC-20	95 – 100 5	1.92	62.02	0.218	0.030

RC-21	95 - 110 15	0.899	74.29	0.145	0.014

RC-22	110 - 120 10	1.77	18.14	0.074	0.024

Includes	115 - 120 5	3.25	27.52	0.079	0.014

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

The mineralization in the Callville Limestone typically consists of stratabound narrow conformable bands of semi-massive to   massive sulfides separated by relatively long intervals of weakly mineralized to barren rock.   Ore minerals include sphalerite, galena, chalcopyrite, and tetrahedrite-tennantite.  Where the significantly mineralized zones are thicker, t  he mineralized bands are closer together.

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

In November 2006, Deer Trail Mining Company modified and expanded the agreement with Behre Dolbear and Company (USA), Inc. for geological services at Unico’s Deer Trail Mine. The new agreement and work order adds several new areas of consulting that will fall under Behre Dolbear’s scope of services on the Deer Trail project.  Under these new revisions Behre Dolbear will assemble all the available data relating to the locations, volumes, and grades of the tailings that Deer Trail intends to process through the Project's mill. Based on the information available, Behre Dolbear will estimate the volumes, tonnages, and grades of those tailings and will, if needed, recommend a drilling program to better define those tonnages and grades. Behre Dolbear will summarize the results of the drill core logging completed to date and correlate those results with pertinent assays of material from those holes to determine the factors from the logging that relate to and facilitate the location of significant mineralization. With Deer Trail's assistance, Behre Dolbear will assemble all the available data (mineralization, rock types, structure, alteration, etc.) from past drilling and mining, focusing on the 3100-3400 zone in the PTH adit, i.e., the Proctor Stope and Proctor Stope Extension, which is the zone most easily accessible for near-term mining. Behre Dolbear will correlate data from the extant logging effort and assays with the data from past drilling and mining to locate and model, to the extent possible, potentially mineable mineralization in the 3100-3400 zone. Behre Dolbear will determine if logging of the holes not yet logged in the 4400 zone of the PTH adit is warranted, based upon the logging to date of holes in that zone and any available data from past drilling and mining. Behre Dolbear will assist Deer Trail with judgments and potential approaches to exploitation of the Toroweap Sandstone in the 8600 area of the PTH adit. (It appears that this area has the greatest potential for hosting high grade, large tonnage mineralization at the Deer Trail Mine. That area is, however, the portion of the existing workings that is least accessible for mining in the near term.) The agreement calls for additional personnel and support for Behre Dolbear’s work at the Deer Trail Mine.  Further, the modifications call for reorganizing and redirecting site efforts that have heretofore focused specifically on the logging, chemical analyses, and interpretation of the drill cores.  Behre Dolbear will focus on those aspects of the expanded work scope that will most quickly lead to the definition and potential reporting of ore reserves in the form of mine tailings. They will also focus strongly on the development of mineralization models that facilitate judgments regarding the 3100-3400 area of the PTH adit and the timing of work in the 8600 area. The company is currently waiting on the final report and analysis from Behre Dolbear and Company.

In September 2007, Deer Trail Mining Company completed the construction of a new electrical substation that will supply power to the reconstructed mill and processing facility. The substation is designed to supply up to 2.5 megawatts of electrical power well beyond the 1.5 megawatts estimated to run the mill and processing facility. Additional power is expected to be used for future mining activities and expansion plans on site. The Company is currently constructing a secondary substation to interface directly with the mill and processing facility and is in the final stages of completion prior to being energized.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to conduct a feasibility study in order to analyze the claims prior to commencing any future mining activities on the claims.  Silver Bell Mining Company anticipates that any future ore mined from the Silver Bell Mine will be transported to the Deer Trail Mine site where it can be further processed.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine.

In August 2006, Silver Bell Mining Company reached a preliminary agreement for a joint venture with the Polymet Company, LLC for mining at the Silver Bell Mine and executed a letter of intent.  A subsequent definitive agreement to finalize the details of the joint venture was expected to be signed by August 31, 2006.  However, the parties failed to reach a definitive agreement, and the parties are no longer involved in negotiations.

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

The Company is working on its pre-production feasibility study, and is currently analyzing the potential of the claims at the Bromide Basin Mines.  Once the feasibility has been completed and analyzed, the Company will decide whether to attempt to negotiate an extension of the existing lease, attempt to purchase the property, or abandon any plans for the property.

Plan of Operation

During the current fiscal year, the Company’s plan of operation is to raise approximately $5,000,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

▪

Complete analytical certification by independent lab, ALS Chemex, and final reporting from consulting firm, Behre Dolbear & Company (USA), on the logging and shipment of core samples identified and taken from the completed 2nd phase of exploratory drilling at the Deer Trail Mine;

▪

Continue sampling and analyzing mineralized rock samples, stockpiles and dump material from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

▪

Expand metallurgical research department at the Deer Trail Mine and Mill Facility;

▪

Purchase additional lab equipment for metallurgical purposes;

▪

Upgrade mine infrastructure and begin underground mining activities including maintenance and rehabilitation work at the Deer Trail Mine;

▪

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

▪

Upgrade the crushing facility at the upper Deer Trail Mine and continue screening the ore dumps;

▪

Begin milling and processing activities at the Deer Trail Mill and Processing Facility;

▪

Acquire new mining equipment to improve operations at the Deer Trail Mine;

▪

Complete the new electrical substation and secondary electrical substation at the Deer Trail Mine;

▪

Conduct an extensive preproduction feasibility study at the Bromide Basin Mine prior to any additional mining production and analyze the potential of the claims before exercising the purchase option from Kaibab Industries;

▪

Exercise the purchase option on the Bromide Basin Mine lease;

▪

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

▪

Commence a feasibility study on the potential of the mining claims at the Silver Bell Mine beginning in the Summer of 2008.

Accomplishing the 12-month plan of operations is dependent on the Company raising approximately $5,000,000 in equity and/or debt financing during the next 12 months.  In the six months ended August 31, 2007 the Company raised $3,965,100 of this amount through the issuance of convertible debentures.  Subsequent to the quarter ending August 31, 2007, the Company received $250,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $2,500,000 to $3,000,000 during the balance of the fiscal year ending February 28, 2008 to fulfill the 12-month plan.

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

Results of Operations.

For the three months ended August 31, 2007 and August 31, 2006, Unico reported no revenues. For the six months ended August 31, 2007 and August 31, 2006, Unico reported no revenues.

During the three months ended August 31, 2007 the Company incurred total operating expenses of $485,312, an increase of $125,970 from the $359,342 of total operating expenses incurred in the three months ended August 31, 2006.  The increase is primarily attributed to an $127,854 increase in professional fees partially offset by a $32,543 decrease in general and administrative expense during the later period.  During the six months ended August 31, 2007, the Company incurred total operating expenses of $900,278, an increase of $78,859 from the $821,419 of total operating expenses incurred in the six months ended August 31, 2006.  Professional fees increased $162,579 while general and administrative expense decreased $118,162 during the later period.  Also, drilling, exploration and maintenance expense increased $39,949 in the later period.

During the three months ended August 31, 2007, interest expense was $1,939,453, an increase of $964,566 over the $974,887 of interest expense incurred in the three months ended August 31, 2006.  Loss on settlement of debt was $3,795,868 in the three months ended August 31, 2007, an increase of $1,976,891 from the $1,818,977 loss on settlement of debt incurred during the three months ended August 31, 2006.  During the six months ended August 31, 2007, interest expense was $2,634,960, an increase of $971,156 over the $1,663,804 of interest expense incurred in the six months ended August 31, 2006.  Loss on settlement of debt was $7,929,184 in the six months ended August 31, 2007, an increase of $917,347 from the $7,011,837 loss on settlement of debt incurred in the six months ended August 31, 2006.  The Company attributes the increases in interest expense and loss on settlement of debt in the later periods primarily to increases in the amount of convertible debentures issued by the Company in the later periods, and losses associated with the settlements of increased amounts of convertible debentures in default.

During the three months ended August 31, 2007, Unico experienced a net loss in the amount of $5,996,696 or approximately ($0.002) per share compared to a net loss of $3,355,624 or approximately ($0.06) per share for the same period in 2006.  During the six months ended August 31, 2007, Unico incurred a net loss of $11,248,483 or approximately ($0.004) per share compared to a net loss of $10,033,003 or approximately ($0.25) per share for the same period in 2006.

Unico attributes the $2,641,072 increase in net loss for the three month period ended August 31, 2007 compared to the three month period ended August 31, 2006 primarily to an increase in interest expense and an increase in loss on settlement of debt in the later period.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of August 31, 2007 the Company had a deficit in working capital of $9,827,166.  The Company has accumulated $56,133,246 of net operating losses through August 31, 2007, which some of which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $1,188,510 in the six month period ended August 31, 2007, from a deficit of ($2,756,709) as of February 28, 2007 to a deficit of ($3,945,219) as of August 31, 2007.

The Company’s cash as of August 31, 2007, when combined with $250,000 additional cash the Company received in early September 2007, will sustain operations for approximately 60 days.  As explained above, the Company has raised $250,000 through the issuance of convertible debentures since August 31, 2007.  The Company intends to raise an additional $2,500,000 to $3,000,000 during the balance of the current fiscal year.

Our auditors have issued a "going concern" opinion in note 6 of our February 28, 2007 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $2,500,000 to $3,000,000 in equity, debt or through other financing transactions in the next 6months, we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Mark A. Lopez evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of August 31, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended August 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

During the six months ended August 31, 2007, the Company entered into a total of 4 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $450,000.  Unico agreed to settle all of the action by issuing a total of 2,900,000,000 shares of its common stock to the plaintiffs  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From March 1, 2007 through August 31, 2007 Unico issued convertible debentures (“Debentures”) aggregating approximately $3,965,100 to Blue Marble and Compass Capital that were unpaid.  All of the debentures issued before March 1, 2007 are in default.  The debentures issued before March 1, 2007 were assigned to Blue Marble Investments, Outboard Investments, Umbrella Holdings, Compass Capital and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, 7 lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida during the six month period ended August 31, 2007.

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

From March 1, 2007 until August 31, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 3,801,315,790 shares of its common stock.

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

During the fiscal quarter ended August 31, 2007, the Company issued a total of 4,156,463 shares of its common stock to Ray C. Brown pursuant to convertible debentures in consideration of the conversion of $6,650 in accrued interest to Ray C. Brown.  These shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the certificates representing the shares were appropriately restricted.  During the Fiscal year ended February 28, 2007 the Company entered into two stock purchase agreements with Cherry Creek Holdings, LLC where in Cherry Creek purchased 33,333,333 and 42,785,700 shares of unregistered and restricted shares of Common stock for $400,000 and $599,000 respectively.  The shares have not been issued and are reported as a stock payable on the financial statements.  The cash has been received and the stock will be issued in the fiscal year ending February 28, 2008.  These shares will be issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the certificates representing the shares will be appropriately restricted.

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

Item 3. Defaults Upon Senior Securities.

From January 1, 2007 through August 31, 2007 Unico issued convertible debentures (“Debentures”) aggregating approximately $15,000 to Reef Holding, Ltd., approximately $1,475,000 to Outboard Holdings that were unpaid, and in default, as of August 31, 2007.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings, Compass Capital and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of seven (7) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida from March 1, 2007 to August 31, 2007 in partial settlement of this debt.   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From March 1, 2007 until August 31, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 3,801,315,790 shares of its common stock.  As of August 31, 2007, Unico has approximately $315,000 in outstanding debentures that were in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.87 10.88 10.89 10.90 10.91 10.92 10.93 10.94 10.95 10.96 10.97 10.98 31.1

Agreement (concerning the sale of Deer Trail Mine claims) dated effective May 31, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC

Assignment of Contractual Water Right dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC

Water Rights Lease and Water Pipeline Easement Agreement dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC

Right of Way Easement dated June 21, 2007 granted to PacifiCorp

Convertible Debenture No. 50 for $300,100 dated June 1, 2007 issued to Blue Marble Investments

Convertible Debenture No. 51 for $375,000 dated June 8, 2007 issued to Blue Marble Investments

Convertible Debenture No. 52 for $100,000 dated June 11, 2007 issued to Compass Capital Group, Inc.

Convertible Debenture No. 53 for $50,000 dated June 20, 2007 issued to Compass Capital Group, Inc.

Convertible Debenture No. 54 for $250,000 dated July 2, 2007 issued to Blue Marble Investments

Convertible Debenture No. 55 for $200,000 dated July 30, 2007 issued to Blue Marble Investments

Convertible Debenture No. 56 for $100,000 dated August 21, 2007 issued to Compass Capital Group, Inc.

Convertible Debenture No. 57 for $50,000 dated August 29, 2007 issued to Compass Capital Group, Inc

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed herewith Filed herewith Filed herewith Filed herewith Filed herewith Filed herewith Filed herewith Filed herewith Filed herewith Filed herewith Filed herewith Filed herewith Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

During the quarter ended August 31, 2007, no Current Reports on Form 8-K were filed by Unico.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: October 11, 2007	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer