Form 10QSB
period 2007-11-30
UNICO INC /AZ/
filed 2008-01-14
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended November 30, 2007

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

As of January 7, 2008, the issuer had outstanding 4,815,363,072 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes [  ]  No [ X  ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

November 30, 2007

UNICO INCORPORATED

Consolidated Balance Sheet

November 30,
2007
(Unaudited)
ASSETS
Current Assets
Cash	$56,132
Accounts receivable	1,420
Prepaid expense	10,000
Total Current Assets	67,552
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	3,570,602
Construction in progress	2,673,423
Total Fixed Assets	6,244,025
Other Assets:
Cash- reclamation bonds	209,437
Deposit	8,947
Total Other Assets	218,384
Total Assets	$6,529,961
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$744,244
Wages payable	26,146
Accrued Expenses	5,400
Reclamation obligations	141,727
Accrued interest payable	306,966
Accrued interest payable - related party (Note 2)	36,347
Taxes payable	21,885
Derivative Liability	7,336,529
Debentures payable, net of discount (Note 3)	4,262,683
Debentures payable-related party (Note 2)	563,980
Total Current Liabilities	13,445,907
Total Liabilities	13,445,907
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 4,815,363,072 shares issued and outstanding	4,815,364
Stock Payable	999,000
Additional Paid in Capital	46,363,863
Accumulated Deficit	(59,103,973)
Total Stockholders' Deficit	(6,915,946)
Total Liabilities and Stockholders' Deficit	$6,529,961

.

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Total Revenues	$-	$-	$-	$-
Operating Expenses
Drilling, exploration and maintenance expense	331,616	223,907	142,786	75,026
Depreciation and accretion	115,774	102,375	40,835	42,238
Professional fees	261,628	108,106	5,645	14,702
Salaries/wages	233,563	263,129	81,934	91,191
General and administrative expense	357,460	497,235	128,563	150,176
Total Operating Expenses	1,300,041	1,194,752	399,763	373,333
Net Operating Loss	(1,300,041)	(1,194,752)	(399,763)	(373,333)
Other Income (Expense)
Interest expense	(4,372,702)	(2,569,425)	(1,737,742)	(905,621)
Interest income	5,878	1,792	475	184
Derivative gain (loss) on debentures	(634,217)	(1,429,454)	(844,553)	(891,903)
Loss on sale of asset	-	(2,575)	-	(2,575)
Loss on settlement of debt	(7,929,184)	(9,673,668)	-	(2,661,831)
Other income	11,406	-	11,206	-
Total Other Expense	(12,918,819)	(13,673,330)	(2,570,614)	(4,461,746)
LOSS FROM CONTINUING OPERATIONS	(14,218,860)	(14,868,082)	(2,970,377)	(4,835,079)
Income Tax Expense	(350)	-	(350)	-
Net Loss	$(14,219,210)	$(14,868,082)	$(2,970,727)	$(4,835,079)
Net Loss Per Share	$(0.01)	$(0.16)	$(0.00)	$(0.02)
Weighted Average Shares Outstanding	2,766,353,293	92,804,109	4,815,363,072	197,030,276

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED Consolidated Statements of Cash Flows (Unaudited)
	For the Nine Months Ending November 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(14,219,210)	$(14,868,082)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	115,774	91,453
Loss on settlement of debt	7,997,184	12,073,873
Derivative/Interest related to convertible debentures	4,748,900	1,443,748
Common stock issued for services	-	30,500
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(1,734)	(21,264)
Deposits	1,513	-
Accounts receivable	(1,420)	-
Increase (Decrease) in:
Accrued expenses	211,932	(484,690)
Accounts payable and other liabilities	545,665	(288,296)
Net Cash Used by Operating Activities	(601,396)	(2,022,758)

Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(946,562)	-
Purchase of fixed assets	(3,093,204)	(1,130,509)
Net Cash Used by Investing Activities	(4,039,766)	(1,130,509)

Cash Flows from Financing Activities:
Increase in bank overdraft	-	48,759
Capital contributions from shareholders	-	750,000
Issuance of convertible debentures	4,690,100	2,325,000
Net Cash Provided by Financing Activities	4,690,100	3,123,759
Net Increase (Decrease) in Cash	48,938	(29,508)
Cash at Beginning of Period	7,194	29,508
Cash at End of Period	$56,132	$-

Cash Paid For:
Interest	$21,922	$25,000
Income Taxes	$-	$-

Non-Cash Financing Activities:
Common stock issued for services	$-	$30,500
Common Stock issued for debt extinguishments	$3,809,944	$2,081,763

.

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2007

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

Fixed Asset Schedule
November 30, 2007
Fixed Assets:
Furniture & Equipment	$1,157,963
Land	200,000
Patented mining claims	640,000
Mining Claim	2,360,000
Autos	65,814
Total	4,423,777
Less Depreciation	(853,175)
Net Equipment	$3,570,602

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

The purchase of the Deer Trail mines claims is comprised of 32 patented mining claims and 170 unpatented mining claims.  The patented claims comprise 16% of the total claims purchased.  As a result, $640,000 ($4,000,000 x 16% = $640,000) will be treated as a purchase of land based on the fact that patented claims give the Company title to the use of the land.  The balance of the capitalized amount of $2,360,000 is for the unpatented claims and is subject to be amortized over the life of the mineable assets.  The mineable assets are in the process of being verified by an independent third party which will establish the bases for future cost amortization.

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

EITF 00-19 is applicable to debentures issued by the Company in instances where the number of shares into which a debenture can be converted is not fixed.  For example, when a debenture converts at a discount to market based on the stock price on the date of conversion.  In such instances, EITF 00-19 requires that the embedded conversion option of the convertible debentures be bifurcated from the host contract and recorded at their fair value.   In accounting for derivatives under EITF 00-19, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations.  At the time of conversion, any remaining derivative liability is charged to additional paid-in capital.  For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility.

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

NOTE  2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $36,347 for the related party convertible debentures as of November 30, 2007.  During the quarter ended November 30, 2007, the Company paid $11,207 of interest in cash, leaving a balance due as of November 30, 2007 to Mr. Brown of $449,514.  In addition, in a past period, Ray Brown assigned   $114,466 of his loan to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan.   The Company therefore owes a total of $563,980 in related party debentures.

NOTE  3 – CONVERTIBLE DEBENTURES

During the quarter ended November 30, 2007, the Company issued $725,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company recorded interest expense of $1,737,742 during the quarter ended November 30, 2007 associated with the debentures and recorded a loss of $844,553 on the derivative portion of the debentures.  The net derivative liability at November 30, 2007 was $7,336,529.   As of November 30, 2007, the Company had $5,005,100 in non-affiliate convertible debentures issued and outstanding less discounts of $742,417.

The Company did not enter into any agreements to settle or convert any of its common stock for debt during the quarter ended November 30, 2007.

NOTE  4 –STOCKHOLDER’S EQUITY

Common Stock

As of November 30, 2007, the Company had 4,815,363,072 shares of common stock issued and outstanding with 184,636,928 shares authorized but unissued.

During the quarter ended November 30, 2007 the Company did not enter into any agreement to issue any shares of common stock.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of November 30, 2007, there were no stock options outstanding.

Preferred Stock

As of November 30, 2007, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 76,119,033 shares of restricted common stock to a third party for total consideration of $999,000.  As of November 30, 2007, these shares had not been issued, resulting in a stock payable of $999,000.

Convertible Debentures

The Company has $5,005,100 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $563,980 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

NOTE 5 – LEGAL MATTERS

During the year ended February 28, 2007, the Company entered into a total of 108 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $2,740,000.  Unico agreed to settle each action by issuing a total of 986,744,018 shares of its common stock to the plaintiffs. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

During the quarter ended May 31, 2007 the Company issued 901,315,790 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $550,000 which were in default.  During the quarter ended August 31, 2007 the Company issued 2,900,000,000 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $450,000 which were in default.  And during the quarter ended November 30, 2007 the Company did not issue any shares under court ordered settlement.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.   As a result of this settlement, the Company recorded an expense of $4,201,316 for the quarter ended May 31, 2007, $3,795,868 for the quarter ended August 31, 2007 and $0.00 for the quarter ended November 30, 2007 which represented the difference in market value of the stock issued compared with the value of the stock which would have been issuable under the conversion terms.

The Company scheduled a special meeting of its shareholders on December 21, 2007 at which shareholders were to vote on a proposal to amend the Company’s articles of incorporation to authorize the Company’s board of directors, in its discretion, to effect a reverse stock split of the Company’s common stock at a ratio of up to one-for-five hundred during the six month period following the date of a special meeting of shareholders.  On December 17, 2007, plaintiff Legacy Trading Group (“Legacy”), a California limited liability company, filed an action against Unico alleging violation of Section 14(a) and (c) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, and Arizona Revised Statute § 19-705.  The action was filed in the United States District Court, Southern Division of California (Civil No. 07CV 2344-L (RBB)).  Legacy filed an ex parte application for a Temporary Restraining Order (“TRO”), contending that notice of the special meeting of Unico’s shareholders and/or the related proxy statement was not provided to all shareholders.  At a hearing held on December 18, 2007, the Court granted the application for a TRO, and enjoined and restrained Unico from holding the special meeting of the shareholders on December 21, 2007 or at any other time until the preliminary injunction hearing in this matter is heard.  The preliminary injunction hearing was held on January 8, 2008.  Plaintiff’s application for a preliminary injunction was denied at the hearing on the grounds of being moot.  Unico believes notice of the special meeting of Unico’s shareholders and the related proxy statement for the December 21, 2007 special meeting were sent to all shareholders entitled to receive such pursuant to applicable federal proxy rules and the Arizona Revised Statutes.  However, since the TRO prevented the Company from holding the special meeting of shareholders on December 21, 2007, the Company has rescheduled the special meeting of shareholders until January 28, 2008 at 10:00 a.m.  The Company has mailed the Proxy Statement and related materials to all shareholders entitled to receive such materials.

NOTE  6 – SUBSEQUENT EVENTS

Subsequent to the quarter ending November 30, 2007, the Company received $199,854 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

NOTE  7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $59,103,973 from its inception through November 30, 2007.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the next 12 months, the Company’s plan of operation is to raise approximately $3,500,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company.  The funds are intended for the following purposes during the next twelve months:

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

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 90 days; and (b)  the Company obtaining shareholder approval to amend its articles of incorporation to effect a reverse stock split of its issued and outstanding shares so that the Company will have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $5,769,080 of convertible debentures into shares of the Company’s common stock.  If such stockholder approval is not obtained, the Company’s cash needs for the next 12 months will increase by at least $5,769,080 to be able to pay the existing debentures in full.

The majority of funds raised by the Company during 2007 have been raised from the Company’s issuance of convertible debentures.  The  debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company’s ability to continue to raise funds on these terms may be dependent on the Company obtaining shareholder approval to amend its articles of incorporation to effect a reverse stock split of its issued and outstanding shares.  The Company needs to have a sufficient number of authorized, but unissued, shares of its common stock available to provide for the conversion of existing convertible debentures into shares of the Company’s common stock as well as for the conversion of convertible debentures proposed to be issued for fundraising purposes in the future.

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

Deer Trail Mining Company has agreed to provide Crown Mines, L.L.C. with information obtained as a result of Deer Trail Mining Company’s exploration activities on the claims, and Deer Trail Mining Company granted to Crown Mines, L.L.C. a right of first refusal to repurchase the claims or any portion thereof.

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

Prior to June 2004, Unico worked to reopen the Deer Trail Mine.  Unico commenced limited mining activities in late March 2001 on the Deer Trail Mine.  There were between 2 and 5 miners at various times working full time in the Deer Trail Mine both on mine development work and production work until approximately October 2003.  Their efforts were concentrated in the 3400 Area of the mine, from which they removed approximately 1,000 tons of ore per month.  The ore was stock-piled and some of it has been crushed.  Some of the employees have worked on mine maintenance.

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

Hole	Interval from - to (ft)	Gold (grams/troy oz.)	Silver (grams/troy oz.)	Lead (%)	Zinc (%)

RC-1	190 – 230 40	0.207	10.98	0.355	0.205

RC-2	40 – 45 5	0.364	95.36	3.61	0.390

Includes	175 – 180 5	0.369	45.71	2.87	1.41

RC-10	65 - 95 30	0.363	16.48	0.086	0.022

RC-11	60 - 70 10	1.36	52.25	0.758	0.191

Includes	65 - 70 5	2.26	32.69	0.961	0.289

RC-12	85 - 90 5	0.460	137.14	3.94	1.00

RC-17	55 - 65 10	0.799	13.02	0.033	0.012

RC-18	45 - 50 5	1.54	40.77	0.154	0.018

RC-19	0 – 140 140	0.527	14.65	0.116	0.107

Includes	35 - 45 10	2.64	14.11	0.840	1.26

Includes	35 - 40 5	4.66	21.15	1.30	2.14

Includes	75 – 120 45	0.930	34.86	0.135	0.021

Includes	95 – 105 10	3.17	88.63	0.303	0.019

Includes	100 - 105 5	4.78	151.02	0.682	0.008

RC-20	95 – 100 5	1.92	62.02	0.218	0.030

RC-21	95 - 110 15	0.899	74.29	0.145	0.014

RC-22	110 - 120 10	1.77	18.14	0.074	0.024

Includes	115 - 120 5	3.25	27.52	0.079	0.014

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

In September 2007, Deer Trail Mining Company completed the construction of a new electrical substation that will supply power to the reconstructed mill and processing facility. The substation is designed to supply up to 2.5 megawatts of electrical power well beyond the estimated 1.5 megawatts estimated to run the mill and processing facility. Additional power is expected to be used for future mining activities and expansion plans on site. The Company recently completed the construction of a secondary substation to interface directly with the mill and processing facility and it is now energized.

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

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease").  Following the formation of the Bromide Basin Mining Company in June 2004, Unico assigned all of its assets, liabilities and operations associated with the Bromide Basin Mines to Bromide Basin Mining Company. A Second Revised Mining Lease and Option to Purchase was entered into with Bromide Basin Mining Company in May 2005 that expired November 1, 2005.   Effective May 1, 2006, the parties entered into a Third Revised Mining Lease and Option to Purchase (the “Third Revised Mining Lease”).  At that time Unico paid approximately $63,592 to Kaibab Industries, Inc. for past due lease payments, taxes and BLM fees.  Under the Third Revised Mining Lease, Kaibab Industries, Inc. has leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which includes the Bromide Basin Mines. The Third Revised Mining Lease grants to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price is $835,000 for all specified mining claims, mill sites and dumps being leased.  As consideration for the Third Revised Mining Lease, Bromide Basin Mining Company has agreed to pay Kaibab Industries in advance the sum of $5,000 per month and pay a five percent (5%) net smelter return upon all ore taken from the leased premises each month, to the extent that the amount for any month exceeds the $5,000 monthly base rent.  Prior to the Third Revised Mining Lease expiration date of November 1, 2006, Bromide Basin Mining Company formally requested to extend the lease for one additional year. Kaibab Industries accepted the request, and extended the Lease and Option for one year, from November 1, 2006 through October 31, 2007. The current lease expired on October 31, 2007.  The company plans to negotiate an extension of the existing lease to complete its planned pre-production feasibility study and decide whether to attempt to purchase the mining claims, or abandon any future plans for the property.

The primary purpose of the agreement was to allow Bromide Basin Mining Company access to the claims to conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising the purchase option from Kaibab Industries.

Plan of Operation

During the next 12 months, the Company’s plan of operation is to raise approximately $3,500,000 for investment into its subsidiary companies: Deer Trail Mining Company, Bromide Basin Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

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

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 90 days; and (b)  the Company obtaining shareholder approval to amend its articles of incorporation to effect a reverse stock split of its issued and outstanding shares so that the Company will have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $5,769,080 of convertible debentures into shares of the Company’s common stock.  If such stockholder approval is not obtained, the Company’s cash needs for the next 12 months will increase by at least $5,769,080 to be able to pay the existing debentures in full.

The majority of funds raised by the Company during 2007 have been raised from the Company’s issuance of convertible debentures.  The debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company’s ability to continue to raise funds on these terms may be dependent on the Company obtaining shareholder approval to amend its articles of incorporation to effect a reverse stock split of its issued and outstanding shares.  The Company needs to have a sufficient number of authorized, but unissued, shares of its common stock available to provide for the conversion of existing convertible debentures into shares of the Company’s common stock as well as for the conversion of convertible debentures proposed to be issued for fundraising purposes in the future.

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

Results of Operations.

For the three months ended November 30, 2007 and November 30, 2006, Unico reported no revenues. For the nine months ended November 30, 2007 and November 30, 2006, Unico reported no revenues.

During the three months ended November 30, 2007 the Company incurred total operating expenses of $399,763, an increase of $26,430 from the $373,333 of total operating expenses incurred in the three months ended November 30, 2006.  The increase is primarily attributed to a $67,760 increase in drilling, exploration and maintenance expense partially offset by a $21,613 decrease in general and administrative expense and other small decreases in salaries/wages and professional fees from the previous period.  During the nine months ended November 30, 2007, the Company incurred total operating expenses of $1,300,041, an increase of $105,289 from the $1,194,752 of total operating expenses incurred in the nine months ended November 30, 2006.  Drilling, exploration and maintenance expenses in the nine months ended September 30, 2007 increased by $107,709 from the nine months ended September 30, 2006, due to an increase in mining activity and costs. Professional fees increased $153,522 in the later period, which was offset by a general and administrative expense decrease of $139,775 and a decrease of $29,566 in Salaries/Wages during the later period.  Also, depreciation and accretion increased by $13,399 in the later period.

During the three months ended November 30, 2007, interest expense was $1,737,742, an increase of $832,121 over the $905,621 of interest expense incurred in the three months ended November 30, 2006.  Loss on settlement of debt was $0.00 in the three months ended November 30, 2007, a decrease of $2,661,831 from the $2,661,831 loss on settlement of debt incurred during the three months ended November 30, 2006.  During the three months ended November 30, 2007, derivative loss on debentures was $844,553 a decrease of $47,350 from the $891,903 loss on derivative loss on debentures incurred during the three months ended November 30, 2006.  During the nine months ended November 30, 2007, interest expense was $4,372,702, an increase of $1,803,277 over the $2,569,425 of interest expense incurred in the nine months ended November 30, 2006.  Loss on settlement of debt was $7,929,184 in the nine months ended November 30, 2007, a decrease of $1,744,484 from the $9,673,668 loss on settlement of debt incurred in the nine months ended November 30, 2006.  During the nine months ended November 30, 2007, derivative loss on debentures was $634,217 a decrease if $795,237 from the $1,429,454 of derivative loss on debentures incurred in the nine months ended November 30, 2007.  The Company attributes the increases in interest expense in the later periods primarily to increases in the amount of convertible debentures issued by the Company in the later periods.  The Company attributes the decreases in derivative loss on debentures in the later period to the fact that no debentures were converted to common stock in the three months ended November 30, 2007, primarily because the Company does not have sufficient authorized, but unissued shares to permit the conversion of many of the convertible debentures outstanding.

During the three months ended November 30, 2007, Unico experienced a net loss in the amount of $2,970,727 or approximately ($0.00) per share compared to a net loss of $4,835,079 or approximately ($0.02) per share for the same period in 2006.  During the nine months ended November 30, 2007, Unico incurred a net loss of $14,219,210 or approximately ($0.01) per share compared to a net loss of $14,868,082 or approximately ($0.16) per share for the same period in 2006.

Unico attributes the $1,864,352 decrease in net loss for the three month period ended November 30, 2007 compared to the three month period ended November 30, 2006 primarily to a decrease in loss on settlement of debt because there were no shares of common stock issued on settlement of debt during the later period.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of November 30, 2007 the Company had a deficit in working capital of $13,378,355.  The Company has accumulated $59,103,973 of net operating losses through November 30, 2007, which some of which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $4,159,137 in the nine month period ended November 30, 2007, from a deficit of ($2,756,809) as of February 28, 2007 to a deficit of ($6,915,946) as of November 30, 2007.

The Company’s cash as of November 30, 2007, when combined with $199,854 additional cash the Company received in early December 2007, will sustain operations for approximately 60 days.  The Company needs to raise approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 90 days.  The Company also needs to obtain shareholder approval to amend its articles of incorporation to effect a reverse stock split of its issued and outstanding shares so that the Company will have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $5,769,080 of convertible debentures into shares of the Company’s common stock.  If such stockholder approval is not obtained, the Company’s cash needs for the next 12 months will increase by at least $5,769,080 to be able to pay the existing debentures in full.

Our auditors have issued a "going concern" opinion in note 6 of our February 28, 2007 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $3,500,000 in equity, debt or through other financing transactions in the next 12 months (of which $1,500,000 is needed in the next 90 days), we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

Item 3. Controls and Procedures.

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, Mark A. Lopez evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of November 30, 2007.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended November 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

During the nine months ended November 30, 2007, the Company entered into a total of 4 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $450,000.  Unico agreed to settle all of the action by issuing a total of 2,900,000,000 shares of its common stock to the plaintiffs. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

The Company scheduled a special meeting of its shareholders on December 21, 2007 at which shareholders were to vote on a proposal to amend the Company’s articles of incorporation to authorize the Company’s board of directors, in its discretion, to effect a reverse stock split of the Company’s common stock at a ratio of up to one-for-five hundred during the six month period following the date of a special meeting of shareholders.  On December 17, 2007, plaintiff Legacy Trading Group (“Legacy”), a California limited liability company, filed an action against Unico alleging violation of Section 14(a) and (c) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, and Arizona Revised Statute § 19-705.  The action was filed in the United States District Court, Southern Division of California (Civil No. 07CV 2344-L (RBB)).  Legacy filed an ex parte application for a Temporary Restraining Order (“TRO”), contending that notice of the special meeting of Unico’s shareholders and/or the related proxy statement was not provided to all shareholders.  At a hearing held on December 18, 2007, the Court granted the application for a TRO, and enjoined and restrained Unico from holding the special meeting of the shareholders on December 21, 2007 or at any other time until the preliminary injunction hearing in this matter is heard.  The preliminary injunction hearing was held on January 8, 2008.  Plaintiff’s application for a preliminary injunction was denied at the hearing on the grounds of being moot.  Unico believes notice of the special meeting of Unico’s shareholders and the related proxy statement for the December 21, 2007 special meeting were sent to all shareholders entitled to receive such pursuant to applicable federal proxy rules and the Arizona Revised Statutes.  However, since the TRO prevented the Company from holding the special meeting of shareholders on December 21, 2007, the Company has rescheduled the special meeting of shareholders until January 28, 2008 at 10:00 a.m.  The Company has mailed the Proxy Statement and related materials to all shareholders entitled to receive such materials.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From March 1, 2007 through November 30, 2007 Unico issued convertible debentures (“Debentures”) aggregating approximately $4,690,100 to Blue Marble and Compass Capital that were unpaid.  All of the debentures issued before June 1, 2007 which aggregate approximately $3,418,980 are in default.  The debentures issued before June 1, 2007 were assigned to Blue Marble Investments, Outboard Investments, Umbrella Holdings, Compass Capital and Yanzu, Inc.  Because Unico, Incorporated failed to pay certain of the Debentures when due, 7 lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida during the nine month period ended November 30, 2007.

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

From March 1, 2007 until November 30, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 3,801,315,790 shares of its common stock.

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

As of November 30, 2007, there are still outstanding approximately $5,569,080 in convertible debentures (less discounts of $742,417), and the holders of these debentures have the right to convert them to shares of the Company’s common stock.

During the fiscal quarter ended November 30, 2007, the Company issued a total of 4,156,463 shares of its common stock to Ray C. Brown pursuant to convertible debentures in consideration of the conversion of $6,650 in accrued interest to Ray C. Brown.  These shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the certificates representing the shares were appropriately restricted.

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

Item 3. Defaults Upon Senior Securities.

From January 1, 2007 through November 30, 2007 Unico issued convertible debentures (“Debentures”) aggregating approximately $15,000 to Reef Holding, Ltd., approximately $2,765,000 to Outboard Holdings  that were unpaid, and in default, as of November 30, 2007.  The holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings, Compass Capital and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of seven (7) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida from March 1, 2007 to November 30, 2007 in partial settlement of this debt.   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From March 1, 2007 until November 30, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 3,801,315,790 shares of its common stock.  As of November 30, 2007, Unico has approximately $2,780,000 in outstanding debentures that were in default.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.99	Convertible Debenture No 58 for $50,000 dated September 10, 2007 issued to Compass Capital Group, Inc.	Filed herewith
10.100	Convertible Debenture No 59 for $100,000 dated September 14, 2007 issued to Compass Capital Group, Inc.	Filed herewith
10.101	Convertible Debenture No 60 for $100,000 dated September 17, 2007 issued to Compass Capital Group, Inc.	Filed herewith
10.102	Convertible Debenture No 61 for 200,000 dated October 10, 2007 issued to Blue Marble Investments	Filed herewith
10.103	Convertible Debenture No 62 for $150,000 dated October 30, 2007 issued to Blue Marble Investments.	Filed herewith
10.104	Convertible Debenture No 63 for $50,000 dated November 20, 2007 issued to Compass Capital Group, Inc.	Filed herewith
10.105	Convertible Debenture No 64 for $75,000 dated November 26, 2007 issued to Compass Capital Group, Inc.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

During the quarter ended November 30, 2007, no Current Reports on Form 8-K were filed by Unico.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: January 9, 2008	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer