Form 10-K
period 2008-02-29
UNICO INC /AZ/
filed 2008-06-03
CIK 1110737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934 For the Fiscal Year Ended February 29, 2008

Commission File Number: 000-30239

UNICO, INCORPORATED

(Exact name of registrant as specified in its charter)

Arizona	13-4171971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108 (Address of principal executive offices) (Zip code)

(619) 209-6124 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None (Title of each class)	N/A (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KB is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KB. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer   [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed fiscal year.  $2,460,541, based on the last sale price of $0.0005 as reported on the OTC bulletin board.

The Registrant had 4,940,363,072 shares of common stock, $0.001 par value, outstanding as of May 08, 2008.

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

Possible Reverse Stock Split

On January 28, 2008 the stockholders of Unico, Incorporated approved a proposal to amend the Company’s Articles of Incorporation to authorize the Board of Directors, in its discretion, to effect a reverse stock split of the Company’s common stock at a ratio of up to one for five hundred during the six month period following the date of the Special Meeting of Shareholders. The Board of Directors has not yet approved a reverse stock split of the Company’s common stock.  However, the Company believes that a reverse split of the Company’s common stock is in the Company’s best interest, as it will enable the Company to increase the number of authorized, but unissued common shares, which can then be used to permit the conversion of outstanding convertible debentures to shares of the Company’s common stock, and for raising additional needed capital.  It will also assist the Company in increasing the trading price of the Company’s common stock to a level more acceptable to potential investors.

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

Since June 2004 Deer Trail Mining Company has assumed operations, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has 18 full time employees, 1 part time employee and 4 consultants.  The necessary permits to commence mining activities at the Deer Trail Mine have been acquired, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. In early 2005, Unico and Deer Trail Mining Company, received approval of the company's Large-Scale Mining Permit for the Deer Trail Mine in Marysvale, Utah. The State of Utah's Division of Oil, Gas and Mining granted approval of the company's application to expand its existing small mining project to a large mining operation, which is expected to significantly increase the area of mining activity and the capacity of the company's mill at the Deer Trail Mine. This Large-Scale permit takes the place of the previous two Small-Scale permits described above.  In 2004, Unico filed to obtain a construction permit with the State of Utah Department of Environmental Quality (both the Utah Division of Air Quality and the Utah Division of Water Quality) for the Deer Trail Mine tailings impoundment pond no. 2.

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

The Company is currently in contact with several smelters and a trading company to determine how best to sell the lead concentrates, and zinc concentrates which will be produced by the Deer Trail Mine mining and milling operations. The concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport concentrates to smelters or other places designated by purchasers.

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

Hole	Interval From – to-- (ft)	Gold (grams/troy oz.)	Silver (grams/ Troy oz.)	Lead (%)	Zinc (%)

RC-1	190 – 230 40	0.207	10.98	0.355	0.205

RC-2	40 - 45 5	0.364	95.36	3.61	0.390

Includes	175 - 180 5	0.369	45.71	2.87	1.41

RC-10	65 - 95 30	0.363	16.48	0.086	0.022

RC-11	60 - 70 10	1.36	52.25	0.758	0.191

Includes	65 - 70 5	2.26	32.69	0.961	0.289

RC-12	85 - 90 5	0.460	137.14	3.94	1.00

RC-17	55 - 65 10	0.799	13.02	0.033	0.012

RC-18	45 - 50 5	1.54	40.77	0.154	0.018

RC-19	0 – 140 140	0.527	14.65	0.116	0.107

Includes	35 - 45 10	2.64	14.11	0.840	1.26

Includes	35 - 40 5	4.66	21.15	1.30	2.14

Includes	75 - 120 45	0.930	34.86	0.135	0.021

Includes	95 - 105 10	3.17	88.63	0.303	0.019

Includes	100 – 105 5	4.78	151.02	0.682	0.008

RC-20	95 – 100 5	1.92	62.02	0.218	0.030

RC-21	95 - 110 15	0.899	74.29	0.145	0.014

RC-22	110 - 120 10	1.77	18.14	0.074	0.024

Includes	115 - 120 5	3.25	27.52	0.079	0.014

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

In November 2006, Deer Trail Mining Company modified and expanded the agreement with Behre Dolbear and Company (USA), Inc. for geological services at Unico’s Deer Trail Mine. The new agreement and work order adds several new areas of consulting that will fall under Behre Dolbear’s scope of services on the Deer Trail project.  Under these new revisions Behre Dolbear will assemble all the available data relating to the locations, volumes, and grades of the tailings that Deer Trail intends to process through the Project's mill. Based on the information available, Behre Dolbear will estimate the volumes, tonnages, and grades of those tailings and will, if needed, recommend a drilling program to better define those tonnages and grades. Behre Dolbear will summarize the results of the drill core logging completed to date and correlate those results with pertinent assays of material from those holes to determine the factors from the logging that relate to and facilitate the location of significant mineralization. With Deer Trail's assistance, Behre Dolbear will assemble all the available data (mineralization, rock types, structure, alteration, etc.) from past drilling and mining, focusing on the 3100-3400 zone in the PTH adit, i.e., the 3400 East Stope and 3400 East Stope Extension, which is the zone most easily accessible for near-term mining. Behre Dolbear will correlate data from the extant logging effort and assays with the data from past drilling and mining to locate and model, to the extent possible, potentially mineable mineralization in the 3100-3400 zone. Behre Dolbear will determine if logging of the holes not yet logged in the 4400 zone of the PTH adit is warranted, based upon the logging to date of holes in that zone and any available data from past drilling and mining. Behre Dolbear will assist Deer Trail with judgments and potential approaches to exploitation of the Toroweap Sandstone in the 8600 area of the PTH adit. (It appears that this area has the greatest potential for hosting high grade, large tonnage mineralization at the Deer Trail Mine. That area is, however, the portion of the existing workings that is least accessible for mining in the near term.) The agreement calls for additional personnel and support for Behre Dolbear’s work at the Deer Trail Mine.  Further, the modifications call for reorganizing and redirecting site efforts that have heretofore focused specifically on the logging, chemical analyses, and interpretation of the drill cores.  Behre Dolbear will focus on those aspects of the expanded work scope that will most quickly lead to the definition and potential reporting of ore reserves in the form of mine tailings. They will also focus strongly on the development of mineralization models that facilitate judgments regarding the 3100-3400 area of the PTH adit and the timing of work in the 8600 area.

On May 14, 2008, Behre Dolbear & Company (USA), Inc. sent Unico, Inc. and Deer Trail Mining Company, LLC a proposed final report and appendices on Project J06-034 regarding the Relationship of Stratigraphy and Mineralization at the Lower (New) Deer Trail Mine. Upon approval by Unico, Inc and DTMC, LLC, submission of the report and appendices will complete the work relating to the core logging that Behre Dolbear, Unico and Deer Trail Mining Company have agreed upon in the Proposal and Consulting Agreement dated March 14, 2006 and the Work Change Order dated November 7, 2006. The report entitled Evaluation of the Deer Trail Tailings at the Deer Trail Mine, Piute County, Utah has been removed from the revised report and a Conclusions and Recommendations section will be added in the Executive Summary which will be revised accordingly by Behre Dolbear. Executives and Management of Unico and Deer Trail Mining Company are currently reviewing the report and expect to announce details of the report once completed.

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

In February, 2008, the Deer Trail Mining Company completed underground rehabilitation work up through to the 3400 level of the PTH tunnel of the Deer Trail Mine. The work was contracted through Atlas Mining Company to conduct initial underground maintenance including the replacement of timber sets, clean up of the main haulage way and installation of ground support where needed to the main PTH haulage tunnel.

In April, 2008, the Deer Trail Mining Company completed reconstruction work of the floatation circuit at the mill and processing facility at the Deer Trail Mine. Testing of the floatation circuit is currently underway utilizing screened material from the stockpiles on site.

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

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease").  Following the formation of the Bromide Basin Mining Company in June 2004, Unico assigned all of its assets, liabilities and operations associated with the Bromide Basin Mines to Bromide Basin Mining Company. A Second Revised Mining Lease and Option to Purchase was entered into with Bromide Basin Mining Company in May 2005 which expired November 1, 2005.   Effective May 1, 2006, the parties entered into a Third Revised Mining Lease and Option to Purchase (the “Third Revised Mining Lease”).  At that time Unico paid approximately $63,592 to Kaibab Indutries, Inc. for past due lease payments, taxes and BLM fees.  Under the Third Revised Mining Lease, Kaibab Industries, Inc. leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which included the Bromide Basin Mines. The Third Revised Mining Lease granted to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price was $835,000 for all specified mining claims, mill sites and dumps being leased.  The lease was extended until October 31, 2007 at which time it expired.  The Company has chosen not to extend it or pursue the purchase option.

The primary purpose of the agreement was to allow Bromide Basin Mining Company access to the claims to conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising the purchase option from Kaibab Industries.

The Company has concluded its evaluation of the property, and has determined that the leased premises outlined under the Kaibab Mining Lease is not feasible for large scale mining activities by Bromide Basin Mining Company, and will not exercise its purchase option with Kaibab Industries.

Plan of Operation

During the next 12 months, the Company’s plan of operation is to raise approximately $2,500,000 for investment into two of its subsidiary companies: Deer Trail Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

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

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $2,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.

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

Employees

During the fiscal year ended February 29, 2008 the Company and its subsidiaries had a total of 21 employees. Through its subsidiaries, the Company had 18 full time employees, 1 part time employee and 4 consultants.  The full time employees include a general manager, senior engineer/mine manager, metalurgist and geologist. Unico believes the number of employees may increase to approximately 30 within the next twelve months. In the event the mining operations are successful, additional employees may be added in the future.

During the fiscal year ended February 29, 2008, the Company ended its agreement with Javelin Advisory Group to provide administrative support for a monthly fee of $10,000 and added a full time CFO.

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

Cost and Effect of Compliance with Environmental Laws

Environmental regulations and guidelines have been established by state and federal agencies to insure that the environment is not permanently adversely impacted. Deer Trail Mining Company presently has $215,799 in reclamation bonds with the U.S. Forest Service and the Utah Division of Oil, Gas and Mining. As Unico expands its operations it will become necessary to comply with further regulations for larger operations and more bonding will be required from time to time. Permitting will be an ongoing function of Unico's operations.

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

Code of Ethics and Audit Committee Charter

The Board of Directors of the Company adopted a Code of Ethics and an Audit Committee Charter.

The Code of Ethics applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

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

ITEM 1A.

RISK FACTORS

Smaller reporting companies are not required to provide the information specified by this item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

DESCRIPTION OF PROPERTY

Deer Trail Lease

On March 30, 1992, Deer Trail Mining Company, LLC entered into a Mining Lease and Option to Purchase agreement with Deer Trail Development Corporation, with headquarters in Dallas, Texas. Deer Trail Development Corporation is now known as Crown Mines, L.L.C. The lease was to run for a period of 10 years, and cover 28 patented claims, 5 patented mill sites and 171 unpatented claims located approximately 5 miles South of Marysvale, Utah. It included mine workings known as the Deer Trail Mine, the PTH Tunnel and the Carisa and Lucky Boy mines.  The lease was extended several times prior to the Company’s purchase of the claims in July 2007.

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

The Deer Trail mining property was developed by the Deer Trail Development Corporation, now known as Crown Mines, LLC, located in Dallas, Texas. The property has been leased out several times since production ceased in 1981 and is presently owned by Deer Trail Mining Company, LLC. There has been little production since then. Several major mining companies have explored the property. These include Noranda, Phelps Dodge and Goldfields. One smaller company drilled and analyzed the mill tailings from the upper Deer Trail Mine area in 1990. The results of the drilling and other tests were not conclusive, and at present there are no known proven or probable reserves on the claims.

Unico leased the property effective June 1, 1992. Unico has produced a few small lots of ore from the stopes in the 8600 area of the PTH tunnel for testing and evaluation purposes, and has developed several excellent targets within those workings. In April 2001, Unico began limited mining operations which were concentrated in the 3400 area of the mine until underground mining operations temporarily stopped in October 2003. Unico transferred all rights and obligations to the Deer Trail Mining Company in June 2004. Deer Trail Mining Company purchased the claims in July 2007, and is the current owner and operator of the Deer Trail Mine. Deer Trail Mining Company resumed underground mining operations at the Deer Trail Mine in late 2004.  Underground mine operations have focused on infrastructure improvements during this past fiscal year along with continuing the exploration, testing and development of mineable reserves.

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

Deer Trail Mining Company's Purchase of 680 Acres Near the Deer Trail Mine

On August 28, 2000, Unico purchased approximately 680 acres of raw ground located in Piute County, State of Utah for $200,000.  This land is adjacent to the existing Deer Trail Mine property owned by Unico which is currently operated by the Deer Trail Mining Company. The property was purchased from Tech-Sym Corporation of Houston, Texas.

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

Bromide Basin Mines

On July 20, 2001, Bromide Basin Mining Company, LLC entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation, covering certain mining claims at the Bromide Basin Mines.  The lease was renewed several times until it expired on October 31, 2007.  The Company has decided not to renew the lease or exercise its purchase option.

The primary purpose of the agreement was to allow Bromide Basin Mining Company access to the claims to conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising its purchase option from Kaibab Industries.  It has been determined that the mine is not suitable for a large scale mining operation by the Company, and the Company will not renew the lease or exercise its purchase option.

Purchase of Mining Equipment

In April 2003, Unico purchased certain mining equipment from Kaibab Industries, Inc. for $165,000. To pay for the equipment, Unico executed a promissory note which Unico and Bromide Mining Company, LLC have collectively assumed liability to make payments of $2,000 per month, this promissory note was extended until July 1, 2005.  The promissory note was paid in full in April 2006 when Unico paid approximately $125,785 to Kaibab Industries, Inc.  All of this mining equipment was moved to the Deer Trail mine where it is being used.

Principal Offices

Our principal offices are located at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108. We lease on a month-to-month basis at a rate of US $4,602 per month.  We believe our office space is suitable for our needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

During the fiscal year ended February 29, 2008, the Company settled six lawsuits filed in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $1,025,000 and $36,406 of interest.  Unico agreed to settle all of the actions by issuing a total of 3,926,315,790 shares of its common stock to the plaintiffs  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

The Company scheduled a special meeting of its shareholders on December 21, 2007 at which shareholders were to vote on a proposal to amend the Company’s articles of incorporation to authorize the Company’s board of directors, in its discretion, to effect a reverse stock split of the Company’s common stock at a ratio of up to one-for-five hundred during the six month period following the date of a special meeting of shareholders.  On December 17, 2007, plaintiff Legacy Trading Group (“Legacy”), a California limited liability company, filed an action against Unico alleging violation of Section 14(a) and (c) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, and Arizona Revised Statute § 19-705.  The action was filed in the United States District Court, Southern Division of California (Civil No. 07CV 2344-L (RBB)).  Legacy filed an ex parte application for a Temporary Restraining Order (“TRO”), contending that notice of the special meeting of Unico’s shareholders and/or the related proxy statement was not provided to all shareholders.  At a hearing held on December 18, 2007, the Court granted the application for a TRO, and enjoined and restrained Unico from holding the special meeting of the shareholders on December 21, 2007 or at any other time until the preliminary injunction hearing in this matter was heard.  The preliminary injunction hearing was held on January 8, 2008.  Plaintiff’s application for a preliminary injunction was denied at the hearing on the grounds of being moot.  Unico believes notice of the special meeting of Unico’s shareholders and the related proxy statement for the December 21, 2007 special meeting were sent to all shareholders entitled to receive such pursuant to applicable federal proxy rules and the Arizona Revised Statutes.  However, since the TRO prevented the Company from holding the special meeting of shareholders on December 21, 2007, the Company rescheduled the special meeting which was held on January 28, 2008 at 10:00 a.m.

On April 29, 2007, Bromide Basin Mining Company, LLC was served with a lawsuit filed on April 10, 2008 by Kaibab Industries, Inc. in Maricopa County, Arizona state court (No. CV2008-008121).  The plaintiff alleges that Bromide Basin Mining Company, LLC owes $30,000 in rent for the months of May through October 2007, when the mining lease expired.  The plaintiff also alleges that Bromide Basin Mining Company, LLC has failed to vacate the premises and that it owes an additional $5,000 per month as a holdover tenant commencing November 1, 2007 until it vacates the premises.  The plaintiff has also asked for interest, attorney’s fees and court costs.  Bromide Basin Mining Company, LLC has vacated the premises.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of Unico was held on January 28, 2008 to consider and vote upon a proposal to amend Unico’s Articles of Incorporation to authorize Unico’s board of directors, in its discretion, to effect a reverse stock split of Unico’s common stock at a ratio of up to 1 for 500 shares during the six month period following the date of the special meeting of shareholders.  The proposal was approved by the shareholders with 2,194,297,224 shares voting in favor of the proposal, 1,724,664,523 shares voting against, and 7,923,462 shares abstaining.

Although Unico’s board of directors has not yet approved a reverse stock split of the Company’s common stock, the Company believes that a reverse stock split is in the Company’s best interests as it will enable the Company to increase the number of authorized, but unissued common shares, which can then be used to permit the conversion of outstanding convertible debentures into shares of the Company’s common stock, and for raising additional needed capital.  It will also assist the Company to increase the trading price of the Company’s common stock to a level more acceptable to potential investors.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “UCOI”. The following table sets forth the trading history of the common stock on the Bulletin Board for each quarter during the last two fiscal years ended February 29, 2008, as reported by Dow Jones Interactive and/or Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.   The quotations have been adjusted to reflect the Company’s 1 for 100 reverse stock split that occurred August 11, 2006 as though the reverse stock split had occurred March 1, 2006.

Quarter Ending	Quarterly High	Quarterly Low
5/31/2006	$.45	$.08
8/31/2006	$.13	$.046
11/30/2006	$.057	$.0056
2/28/2007	$.017	$.0055
5/31/2007	$.0093	$.0021
8/31/2007	$.0034	$.0010
11/30/2007	$.0021	$.0006
2/29/2008	$.0009	$.0004

Holders of Record

As of May 15, 2008 there were approximately 624 holders of record of the Company’s common stock.  The Company believes it has many additional shareholders who hold shares through brokerage accounts and/or in street name.

Dividends

We have not paid any dividends during the last two fiscal years ended February 29, 2008 or since then. We currently intend to retain any earnings to finance the development and expansion of our operations and do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, business opportunities and capital requirements.

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

Recent Sales of Unregistered Securities

From March 1, 2007 through February 29, 2008 Unico issued convertible debentures (“Debentures”) aggregating approximately $3,764,954 to Blue Marble, approximately $1,200,000 to Compass Capital Corporation and approximately $500,000 to Moore Investment Holdings that were unpaid, and of which $3,965,100 are in default.  Some of these debentures, with the exception of those issued to Moore Investment Holdings, along with other debentures issued before March 1, 2007 were assigned to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of approximately six (6) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida during the fiscal year ended February 29, 2008.

The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into shares of Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.

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

From March 1, 2007 until February 29, 2008, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 3,926,315,790 shares of its common stock.

Unico believes that there were no underwriters involved in any of the stock issuances described above, and there were no underwriting discounts or commissions paid.  The stock in each transaction was issued pursuant to Section 3(a)(10) of the Securities Act of 1933 as “securities issued in exchange for one or more bona fide outstanding securities, claims or property interests . . . where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions . . . .”

All convertible debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings that were unpaid as of January 2008 were purchased by, and assigned to, Moore Investment Holdings LLC.

During the fiscal year ended February 29, 2008, the Company issued a total of 8,627,463 shares of its common stock to Ray C. Brown pursuant to convertible debentures in consideration of the conversion of $16,566 in accrued interest and $7,079 in principal.  These shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the certificates representing the shares were appropriately restricted.  No underwriters were involved, and no underwriting discounts or commissions were paid.

For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2006 and February 28, 2007 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 28, 2005, and February 28, 2006, respectively, and to Unico’s quarterly reports on Form 10-QSB for the quarters ended May 31, 2005 and 2006, August 31, 2005 and 2006 and November 30, 2005 and 2006.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Plan of Operation

During the next 12 months, the Company’s plan of operation is to raise approximately $2,500,000 for investment into two of its subsidiary companies: Deer Trail Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

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

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $2,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.  Subsequent to the fiscal year ending February 29, 2008, the Company received $575,000 through the issuance of new convertible debentures to Moore Investment Holdings, LLC.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $1,925,000 during the fiscal year ending February 28, 2009 to fulfill the 12-month plan.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of February 29, 2008 the Company had $21,420 in current assets and the Company’s total liabilities exceeded total assets by approximately $8,653,503.  The Company has accumulated $60,924,691 of net operating losses through February 29, 2008, which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $5,896,794 in the year ended February 29, 2008, from a deficit of ($2,756,709) as of February 28, 2007 to a deficit of ($8,653,503) as of February 29, 2008.

The Company’s cash as of February 29, 2008 was negative, but as explained above, the Company has raised $575,000 through the issuance of convertible debentures to sustain operations.  The Company intends to raise an additional $2,000,000 during the current fiscal year.  As explained above, the Company needs to raise approximately $2,000,000 following the filing of this report to be able to implement the Company’s 12-month plan of operations.  No assurance can be given that the Company will be able to raise the needed funds, or that such funds could be raised on terms acceptable to the Company.  Most of the funds raised during the last year by Unico have been raised through the issuance of debentures that permit the debenture holder to convert the debentures into shares of the Company’s common stock at 50% of the then existing bid price.  The Company anticipates that future funding may occur on terms involving a similar amount of dilution, but no assurance can be given that adequate funding will be available on such terms, if at all.

Results of Operations

Unico reported no revenues for the fiscal year ended February 29, 2008.  Unico reported no revenues for the fiscal year ended February 28, 2007.  Unico anticipates that it will begin to generate revenues from mining operations in the fiscal year ended February 28, 2009.

Unico incurred total operating expenses of $2,061,242 during the fiscal year ended February 29, 2008, an increase of $264,128 from the total operating expenses of $1,797,114 incurred during the fiscal year ended February 29, 2007.  The increase was primarily attributed to an increase of $190,412 in drilling, exploration and maintenance expense.  The majority of the increase in operating expenses was due to an increase in Drilling and Exploration expenses associated with the rehabilitation of the PTH tunnel at the Deer Trail mine.

During the fiscal year ended February 29, 2008, Unico incurred interest expense of $5,266,533, an increase of $2,413,158 over the $2,853,375 of interest expense incurred during the fiscal year ended February 28, 2007. The Company attributes the increase in interest expense in the later period, to increases in the amount of convertible debentures outstanding in the later period.  Loss on settlement of debt was $7,877,820 in the fiscal year ended February 29, 2008, a decrease of $5,371,095 from the $13,248,915 loss on settlement of debt incurred in the fiscal year ended February 28, 2007.  Unico attributes the decrease in loss on settlement of debt in the later period to the fact that fewer defaulted debentures were settled in the later period through the issuance of shares of the Company’s common stock at substantial discounts through court ordered settlements.  In January, 2008, Moore Investment Holdings, LLC purchased the Company’s outstanding debentures (most of which were in default) from other debenture holders.   Although the Company has approximately $6,318,934 of outstanding debentures as of February 29, 2008 (of which approximately $4,819,080 were then in default), the Company does not anticipate that Moore Investment Holdings, LLC will seek the issuance of shares through court ordered settlements as prior debentures holders have done.

For the year ended February 29, 2008 the Company had a net loss of $16,039,928, or approximately ($0.005) per share, attributable to ongoing operations.  Of this loss $13,144,353was attributable to interest expense and loss on settlement of debt associated with derivative expenses from financing operations.  For the year ended February 28, 2007, the Company incurred a loss of $18,333,266.  The decrease in loss this year of $2,293,338 is primarily due to a $5,371,095 decrease in loss on settlement of debt, partially offset by an increase of $2,413,158in interest expense and an increase in operating expenses of $264,128.

Defaults Upon Senior Securities.

As of February 29, 2008 the Company had $6,318,934 of convertible debentures that were due and payable.  Of this amount, $4,819,080 is in default and is due to the following:

Moore Investment Holdings, LLC

$4,180,100

Joseph Lopez

     114,466

Ray Brown

     449,514

C. M. Anderson

       75,000

Total in default

$4,819,080

 Of the remaining debentures that are due and payable, $250,000 defaulted in March, $475,000 defaulted in April, $199,854 defaulted in May and $575,000 will default in June if not paid.

All of the outstanding convertible debentures that were due to Reef Holdings, Compass Capital Corporation, and Blue Marble were assigned to Moore Investment Holdings, LLC in January 2008.  Prior to the assignment to Moore Investment Holdings, LLC the holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of one hundred eight (108) lawsuits were filed in the fiscal year ended February 28, 2007 and six (6) lawsuits were filed in the fiscal year ended December 31, 2008, by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida.  The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into shares of Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From February 9, 2006 until February 28, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 995,835,541 shares of its common stock. During the fiscal year ending February 29, 2008 an additional 3,926,315,790 shares of common stock were issued for a total of 4,922,151,331 shares of common stock pursuant to the litigation settlements.  Unico does not presently anticipate issuing additional shares through Section 3(a)(10) settlements.

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

There is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages, which means that we may not be able to continue operations unless we obtain additional funding

The report of our independent accountants on our February 29, 2008 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are not likely to succeed unless we can overcome the many obstacles we face

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

Our common stock is traded on the "over-the-counter bulletin board," which may make it more difficult for investors to resell their shares due to suitability requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements annexed to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

During our two most recent fiscal years ended February 29, 2008, or any later interim period, Unico has not had a principal independent accountant or an independent accountant on whom the principal independent accountant expressed reliance in its report, resign, decline to stand for re-election, or be dismissed.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer, and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended February 29, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual  report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment.  Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls beginning with our Form 10-K for the fiscal year ending February 29, 2008, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on February 28, 2009.  We are dedicating significant resources, including management time and effort, and incurring significant costs in connection with our ongoing Section 404 assessment.  We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company.  The evaluation of our internal controls is being conducted under the direction of our senior management.  In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee.  We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

Limitations on Effectiveness of Controls.  A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives.  The design of a control system is based, in part, upon the benefits of the control system relative to its costs.  Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of May 11, 2008 are as follows:

Name	Age	Position
Mark A. Lopez	44	CEO
Wayne M. Ash	68	President
Kenneth Wiedrich	61	Chief Financial Officer
C. Wayne Hartle	71	Secretary and Director
Kiyoshi Kasai	91	Director
Ray C. Brown	85	Chairman of the Board of Directors

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

Ray C. Brown began serving as the chief executive officer and as a director of Unico in 1983.  On September 7, 2004 he voluntarily resigned as chief executive officer, and Mark Lopez was appointed chief executive officer. Mr. Brown continues to serve as chairman of the board of directors of Unico. He also served as the president of Unico from 1983 until February 2002. He is presently semi-retired. Mr. Brown served as the chairman of the board of directors of Energy and Corrosion Research Corporation from 1979 to 1982. He also served as president and as a director of Ecotech Corporation from 1971 to 1983. Mr. Brown served as president and as a director of Wasatch Mineral and Construction Company from 1963 to 1971. He served as president and as a director of Courtesy Finance Corporation from 1958 to 1963. Prior to 1958, Mr. Brown served in various capacities with other financial institutions. Mr. Brown attended the University of Utah majoring in banking and finance.

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

Meetings

During the year ended February 29, 2008 the Board of Directors met on four occasions.   Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors in person or by telephone conference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended February 28, 2007.

Code of Ethics

The Company adopted a code of ethics on May 19, 2006.  It was filed as Exhibit No. 14 in Unico’s Annual Report on Form 10-KSB for the year ended February 28, 2006. Unico has undertaken to provide to any person, without change, upon request, a copy of the code of ethics.  Requests should be made in writing to Kenneth Wiedrich, CFO, Unico, Incorporated, 8880 Rio San Diego Drive, 8th Floor, San Diego, California  92108.

Audit Committee Expert

The Company’s Board of Directors presently serves as the Company’s Audit Committee.  The Company does not currently have a financial expert serving on the Audit Committee.  The Board of Directors is seeking to add a financial expert, but has not yet found a suitable individual.  The Board of Directors will continue to search for someone that meets the qualifications of an audit committee financial expert.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended February 29, 2008 and February 28, 2007 paid to the Company’s chief executive officer, chief financial officer and any other executive officers whose compensation paid by the Company for any of the two fiscal years exceeded $100,000. No other executive officers received compensation exceeding $100,000 during the two fiscal years ended February 29, 2008.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Fiscal Year Ended Feb. 28	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compen- sation	Total
Mark A. Lopez, CEO	2008	$ 150,000(1)	$-0-	$-0-	--	--	--	$ 150,000
Kenneth Wiedrich, CFO	2008	$ 82,000	$-0-	$-0-	--	--	--	$ 82,000
Mark A. Lopez, CEO, CFO	2007	$ 150,000(1)	$-0-	$-0-	--	--	--	$ 150,000

Employment Agreements

The Company does not currently have any written employment agreements in place.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Arizona, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company maintains $1,000,000 of directors and officer’s liability insurance.

Stock Option Plan

Unico has not adopted a stock option plan at this time.  Unico may adopt a stock option plan for its executive officers, directors and/or employees in the future.

Compensation of Directors

Unico has no present arrangement for compensating its directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

The following table sets forth information, to the best knowledge of the Company, as of May 11, 2008 with respect to each person known by Unico, Incorporated to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address	Number of Shares Beneficially Owned (1)	Class	Percentage of Class (2)
Mark A. Lopez Chief Executive Officer	50,000 5,401,968	Common Series A Preferred	* 55%
Wayne Ash President	2,000	Common	*
Kenneth Wiedrich Chief Executive Officer	-	Common	*
Wayne Hartle Secretary	2,994,224 348,989	Common Series A Preferred	* 4%
Ray C. Brown(4) Director	16,227,474 3,549,043	Common Series A Preferred	* 36%
Kiyoshi Kasai(3) Director	6,930	Common	*
All directors and executive officers	19,280,628	Common	*
(6 persons)	9,300,000	Series A Preferred	95%

 (1) Unless indicated otherwise, the address for each of the above listed is c/o Unico, Incorporated at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108.

(2) The above percentages are based on 4,940,363,072 shares of common stock and 9,800,000 shares of Series A Preferred Stock outstanding as of May 11, 2008.

(3) Of the shares listed as being beneficially owned by Kiyoshi Kasai, 400 are owned of record by his wife, Fumiko Kasai, and 1,500 are owned of record by the Kasai Family Trust.  Kiyoshi Kasai is the trustee of the Kasai Family Trust, and has sole voting and investment power over the shares held by the Trust.

(4) In addition to the shares listed above as being beneficially owned by Mr. Brown, as of  May 11, 2008, Mr. Brown held convertible debentures in the principal amount of  $449,514, which are convertible to shares of Unico’s common stock.  The debentures are convertible at 80% of the bid price of Unico common stock on the date of conversion.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE

Transactions with Management and Others

During the two fiscal years ended February 29, 2008, there have been no material transactions or series of similar transactions to which Unico or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $120,000, and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed, other than the following:

1.  Unico has received advances in the past from three related parties; C. Wayne Hartle, Ray Brown and Mark Lopez.  Portions of these advances were converted to convertible debentures that bear interest at 10% per annum and are convertible to common stock of the Company at a discounted rate equal to 80% of the closing bid price on the date of conversion.  Both the Company and the note holders have the right to convert under these terms.  Mr. Joseph Lopez, father of Mark Lopez, purchased a portion of the debentures held by Mr. Brown.  In the event of a company liquidation, the notes automatically convert into common stock at the same rate.  During the fiscal year ended February 28, 2007, Mr. Brown converted $100,527 of accrued interest and $74,073 of principal for which he received 7,900,000 shares of Unico common stock.  During the fiscal year ended February 28, 2007, Mr. Hartle converted $6,859 of accrued interest and $30,642 of principal for which he received 1,953,165 shares of Unico common stock.  During the fiscal year ended February 29, 2008, Mr. Brown converted $16,567of accrued interest and $7,079 of principal for which he received 8,627,463 shares of Unico Common Stock.  As of February 29, 2008, the principal balance of the convertible debentures held by Mr. Brown and Mr. Joseph Lopez, father of Chief Executive Officer Mark Lopez, was $449,514 and $114,486, respectively.  Mark Lopez and Mr. Hartle held no debentures as of February 29, 2008.

2.  On January 23, 2008, Moore Investment Holdings, LLC purchased $3,765,100 face value of Convertible Debentures issued by Unico from Blue Marble Investments, a BWI company.  Effective the same date, Moore Investment Holdings, LLC purchased $1,200,000 face value of Convertible Debentures issued by Unico from Compass Capital Group, Inc., a New York Corporation, and $15,000 face value of Convertible Debentures issued by Unico from Reef Holdings, Ltd., a BWI company.  Unico consented to these assignments which were made effective on January 23, 2008.  Blue Marble Investments, Compass Capital Group, Inc., and Reef Holdings, Ltd. are private non-related companies. Moore Investment Holdings, LLC is a Nevada limited liability company controlled by Joseph A. Lopez, and his wife, Patricia A. Lopez.  Joseph A. Lopez is the father of Mark A. Lopez, Chief Executive Officer of Unico.

3.  Moore Investment Holdings, LLC has purchased the following additional Convertible Debentures from Unico:  (a) $250,000 on January 23, 2008; (b) $250,000 on January 30, 2008; (c) $250,000 on March 13, 2008; (d) $40,000 on March 10, 2008; (e) $10,000 on March 11, 2008; (f) $200,000 on March 27, 2008, (g) $50,000 on April 23, 2008; and (h) $25,000 on May 9, 2008.  Unico received $1,075,000 from the issuance of these debentures.  All of the Convertible Debentures bear interest at the rate of eight percent (8.0%) per annum, are convertible to shares of Unico’s common stock at fifty percent of the bid price of Unico’s common stock on the date of conversion, and are due and payable six (6) months from their issue date.  These Convertible Debentures are identical in their terms to the Convertible Debentures issued by Unico numerous times to unrelated third parties during the last three years.

Director Independence

As of the date of this Report, our common stock traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  Nevertheless, we have one director, Kiyoshi Kasai, who is independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.  is an employee of the company or any parent or subsidiary of the company;

2.  accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.  is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.  is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.  is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.  is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Kiyoshi Kasai is an independent director under these rules.  Specifically, Mr. Kasai:

•	has not been any time during the past three years, employed by us or by any parent or subsidiary of ours;
•

has not accepted or had a family member who accepted any compensation from us in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

•	is not a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;
•

is not, and does not have a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000.

•

Is not, and does not have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of ours serve on the compensation committee of such other entity; or

•

is not, and does not have a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended February 29, 2008 and February 28, 2007, the aggregate fees billed by HJ Associates & Consultants, LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was approximately $37,100 and $35,600, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2007 and 2006 were $0 and $0, respectively.

ITEM 15.         EXHIBITS

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	(1)
3.2	Amendment to articles of incorporation, dated November 8, 1967	(1)
3.3	Amendment to articles of incorporation, dated December 6, 1972	(1)
3.4	Amendment to articles of incorporation, dated May 29, 1973	(1)
3.5	Amendment to articles of incorporation, dated December 1, 1979	(1)
3.6	Amendment to articles of incorporation, dated May 12, 1992	(1)
3.7	Amendment to articles of incorporation, dated November, 1999	(1)
3.10	Amendment to articles of incorporation, dated June 1, 2004	(2)
3.11	Amendment to articles of incorporation, dated February 2, 2006	(4)
3.8	By-laws	(1)
3.9	Board of directors resolution amending Unico’s by-laws, dated April 1, 1992	(1)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(2)

10.60	Convertible Debenture No. 29 for $25,000 dated 03/02/06 issued to Umbrella Holdings	(5)
10.61	Convertible Debenture No. 30 for $75,000 dated 03/08/06 issued to Umbrella Holdings	(5)
10.62	Convertible Debenture No. 31 for $75,000 dated 03/15/06 issued to Outboard Investments, LTD	(5)
10.63	Convertible Debenture No. 32 for $150,000 dated 03/22/06 issued to Outboard Investments, LTD	(5)
10.64	Convertible Debenture No. 33 for $250,000 dated 0/06/06 issued to Outboard Investments, LTD	(5)
10.65	Convertible Debenture No. 34 for $250,000 dated 04/18/06 issued to Outboard Investments, LTD	(5)
10.66	Convertible Debenture No. 35 for $300,000 dated 05/4/06 issued to Outboard Investments, LTD	(5)
10.67	Convertible Debenture No. 36 for $500,000 dated 05/17/06 issued to Outboard Investments, LTD	(5)
10.68	Mining Lease with Joel Johnson dated 08/0706	(6)
10.69	Convertible Debenture No. 37 for $250,000 dated 06/15/06 issued to Outboard Investments, LTD	(6)
10.70	Convertible Debenture No. 38 for $100,000 dated 08/15/06 issued to Outboard Investments, LTD	(6)
10.71	Convertible Debenture No. 39 for $100,000 dated 08/18/06 issued to Outboard Investments, LTD	(6)
10.72	Convertible Debenture No. 40 for $250,000 dated 08/31/06 issued to Outboard Investments, LTD	(6)
10.73	Third Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated 11/01/06	(7)
10.74	Fourth Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated 4/26/07	(8)
10.75	Convertible Debenture No. 41 for $200,000 dated 08/2/07 issued to Blue Marble Investments, LTD	(8)
10.76	Stock purchase agreement with Cherry Creek Holdings, LLC dated 12/29/06	(8)
10.77	Stock purchase agreement with Cherry Creek Holdings, LLC dated 1/12/07	(8)
10.78	Fifth Modification of the Deer Trail Lease dated June 29, 2007	(9)
10.79	Convertible Debenture No. 42 for $400,000 dated 3/15/07 to Blue Marble Investments	(9)
10.80	Convertible Debenture No. 43 for $300,000 dated 3/19/07 to Blue Marble Investments	(9)
10.81	Convertible Debenture No. 44 for $200,000 dated 3/23/07 to Blue Marble Investments	(9)
10.82	Convertible Debenture No. 45 for $140,000 dated 4/5/07 to Blue Marble Investments	(9)
10.83	Convertible Debenture No. 46 for $200,000 dated 4/25/07 to Blue Marble Investments	(9)
10.84	Convertible Debenture No. 47 for $200,000 dated 4/30/07 to Blue Marble Investments	(9)
10.85	Convertible Debenture No. 48 for $800,000 dated 5/15/07 to Blue Marble Investments	(9)
10.86	Convertible Debenture No. 49 for $300,000 dated 5/30/07 to Blue Marble Investments	(9)
10.87	Agreement (concerning the sale of Deer Trail Mine claims) dated effective May 31, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.88	Assignment of Contractual Water Right dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.89	Water Rights Lease and Water Pipeline Easement Agreement dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.90	Right of Way Easement dated June 21, 2007 granted to PacifiCorp	(10)
10.91	Convertible Debenture No. 50 for $300,100 dated June 1, 2007 issued to Blue Marble Investments	(10)
10.92	Convertible Debenture No. 51 for $375,000 dated June 8, 2007 issued to Blue Marble Investments	(10)
10.93	Convertible Debenture No. 52 for $100,000 dated June 11, 2007 issued to Compass Capital Group, Inc.	(10)
10.94	Convertible Debenture No. 53 for $50,000 dated June 20, 2007 issued to Compass Capital Group, Inc.	(10)
10.95	Convertible Debenture No. 54 for $250,000 dated July 2, 2007 issued to Blue Marble Investments	(10)

10.96	Convertible Debenture No. 55 for $200,000 dated July 30, 2007 issued to Blue Marble Investments	(10)
10.97	Convertible Debenture No. 56 for $100,000 dated August 21, 2007 issued to Compass Capital Group, Inc.	(10)
10.98	Convertible Debenture No. 57 for $50,000 dated August 29, 2007 issued to Compass Capital Group, Inc.	(10)
10.99	Convertible Debenture No 58 for $50,000 dated September 10, 2007 issued to Compass Capital Group, Inc.	(11)
10.100	Convertible Debenture No 59 for $100,000 dated September 14, 2007 issued to Compass Capital Group, Inc.	(11)
10.101	Convertible Debenture No 60 for $100,000 dated September 17, 2007 issued to Compass Capital Group, Inc.	(11)
10.102	Convertible Debenture No 61 for 200,000 dated October 10, 2007 issued to Blue Marble Investments.	(11)
10.103	Convertible Debenture No 62 for $150,000 dated October 30, 2007 issued to Blue Marble Investments.	(11)
10.104	Convertible Debenture No 63 for $50,000 dated November 20, 2007 issued to Compass Capital Group, Inc.	(11)
10.105	Convertible Debenture No 64 for $75,000 dated November 26, 2007 issued to Compass Capital Group, Inc.	(11)
10.106	Convertible Debenture No 65 for $199,854.09 dated December 11, 2007 issued to Blue Marble Investments	Filed herewith
10.107	Convertible Debenture No 66 for $25,000 dated January 4, 2008 issued to Compass Capital Group, Inc.	Filed herewith
10.108	Convertible Debenture No 67 for $15,000 dated January 15, 2008 issued to Compass Capital Group, Inc.	Filed herewith
10.109	Convertible Debenture No 68 for $35,000 dated January 18, 2008 issued to Blue Marble Investments	Filed herewith
10.110	Convertible Debenture No 69 for $250,000 dated January 23, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.111	Convertible Debenture No 70 for $250,000 dated January 30, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
14	Code of Ethics adopted May 19, 2006	(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Audit Committee Charter adopted July 7, 2004	(3)

(1) Incorporated by reference from Unico's Registration Statement on Form 10-SB filed on April 6, 2000.

(2) Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended May 31, 2004 filed on July 22, 2004.

(3) Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2005 filed on June 20, 2005.

(4) Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2006 filed on July 18, 2006.

(5) Incorporated by reference from Unico’s Amended Quarterly Report on Form 10-QSB/.A for the Quarter Ended May 31, 2006 filed on October 24, 2006.

(6) Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended August 31, 2006 filed on October 24, 2006.

(7) Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2006 filed on January 17, 2007.

(8) Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2007 filed on June 7, 2007.

(9) Incorporated by reference from Unico’s Amended Quarterly Report on Form 10-QSB/.A for the Quarter Ended May 31, 2007 filed on July 7, 2007.

(10) Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended August 31, 2007 filed on October 12, 2007.

(11) Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2007 filed on January 14, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO, INCORPORATED

Dated: June 2, 2008

/s/ Mark A. Lopez

Mark A. Lopez

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	DATE

/s/ Ray C. Brown
Ray C. Brown, Director	June 2, 2008

/s/ Kiyoshi Kasai
Kiyoshi Kasai, Director	June 2, 2008

/s/ Wayne Hartle
C. Wayne Hartle, Director	June 2, 2008

UNICO, INCORPORATED

Financial Statements

February 29, 2008 and February 28, 2007

CONTENTS

Report of Independent Registered Public Accounting Firm

37

Consolidated Balance Sheets

38

Consolidated Statements of Operations

39

Consolidated Statements of Stockholders’ Equity (Deficit)

40

Consolidated Statements of Cash Flows

41

Notes to the Consolidated Financial Statements                                                               42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Unico Incorporated

San Diego, California

We have audited the consolidated balance sheets of Unico Incorporated as of February 29, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended February 29, 2008 and February 28, 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico Incorporated as of February 29, 2008 and February 28, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Unico Incorporated’s internal control over financial reporting as of February 29, 2008 and, accordingly, we do not express an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in working capital, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

June 2, 2008

UNICO, INCORPORATED
Consolidated
Balance Sheets

ASSETS	February 29,	February 28,
	2008	2007
Current Assets
Cash	$-	$7,194
Accounts receivable	1,420	-
Prepaid expense	20,000	-
Total Current Assets	21,420	7,194
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	4,167,132	583,228
Construction in progress	2,174,952	1,726,861
Total Fixed Assets	6,342,084	2,310,089
Other Assets
Cash- reclamation bonds	215,799	207,703
Deposit	8,947	20,460
Total Other Assets	224,746	228,163
Total Assets	$6,588,250	$2,545,446
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$3,142	$-
Accounts payable	785,427	246,607
Wages payable	27,196	-
Accrued expenses	400	31,607
Reclamation obligations	144,862	131,784
Accrued interest payable	24,510	120,100
Accrued interest payable - related party (Note 2)	355,845	33,707
Taxes payable	17,369	-
Derivative Liability	8,311,182	3,019,291
Debentures payable, (Note 3)	75,000	1,148,000
Debentures payable-related party net of discount (Note 2)	5,496,821	571,059
Total Current Liabilities	15,241,754	5,302,155
Total Liabilities	15,241,754	5,302,155
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value,4,940,363,072 and 1,005,419,819 shares issued and outstanding respectively	4,940,363	1,005,420
Stock Payable	999,000	999,000
Additional Paid in Capital	46,322,024	40,113,832
Accumulated Deficit	(60,924,691)	(44,884,761)
Total Stockholders' Deficit	(8,653,504)	(2,756,709)
Total Liabilities and Stockholders' Deficit	$6,588,250	$2,545,446

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
Consolidated
Statements of Operations

	For the Years Ended
	February 29,	February 28,
	2008	2007

Total Revenues	$-	$-
Operating Expenses
Drilling, exploration and maintenance expense	594,267	403,855
Depreciation and accretion	173,849	225,216
Professional fees	471,351	434,522
Salaries/wages	383,055	327,936
General and administrative expense	438,719	405,585
Total Operating Expenses	2,061,241	1,797,114
Net Operating Loss	(2,061,241)	(1,797,114)
Other Income (Expense)
Interest expense	(5,266,533)	(2,853,375)
Interest income	12,413	6,112
Derivative gain (loss) on debentures	(859,016)	(434,060)
Loss on sale of asset	-	(5,914)
Loss on settlement of debt	(7,877,820)	(13,248,915)
Other income	12,619	-
Total Other Expense	(13,978,337)	(16,536,152)
LOSS FROM CONTINUING OPERATIONS	(16,039,578)	(18,333,266)
Income Tax Expense	(350)	-
Net Loss	$(16,039,928)	$(18,333,266)
Net Loss Per Share	$(0.005)	$(0.071)
Weighted Average Shares Outstanding	3,446,230,098	257,245,898

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, February 28, 2005	9,800,000	$9,800	498,427,896	$498,428	$19,725,947	$(24,279,398)
Purchase of preferred stock from related party	(3,000,000)	(3,000)	-	-	(177,000)	-
Preferred stock issued for related party debt extinguishments	3,000,000	3,000	-	-	87,000	-
Stock issued for conversion of debentures	-	-	173,835,653	173,836	150,014	-
Derivative portion of convertible debentures	-	-	-	-	677,261	-
Net Loss for period ended February 28, 2006	-	-	-	-	-	(2,272,097)
Balance, February 28, 2006	9,800,000	$9,800	672,263,549	$672,264	$20,463,222	$(26,551,495)
S8 Stock issued for services	-	-	2,100,000	2,100	28,400	-
Derivative portion of convertible debentures	-	-	-	-	16,095,712	-
Stock issued for conversion of debentures	-	-	331,056,270	331,056	2,712,669	-
Write-off of interest on previously converted debentures	-	-	-	-	63,829	-
Capital contribution from shareholders	-	-	-	-	750,000	-
Net loss for year ended February 28, 2007	-	-	-	-	-	(18,333,266)
Balance, February 28, 2007	9,800,000	$9,800	1,005,419,819	$1,005,420	$40,113,832	$(44,884,761)
Derivative portion of convertible debentures	-	-	-	-	8,909,899	-
Capital contribution from shareholders	-	-	-	-	68,000	-
Stock issued for conversion of debentures	-	-	3,934,943,253	3,934,943	(2,769,707)	-
Net loss for period ended February 29, 2008	-	-	-	-	-	(16,039,928)
Balance, February 29, 2008	9,800,000	$9,800	4,940,363,072	$4,940,363	$46,322,024	$(60,924,691)

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED Consolidated Statements of Cash Flows
	For the Year Ending
	February 29,	February 28,
	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(16,039,928)	$(18,333,266)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	173,849	225,216
Loss on sale of assets	-	5,914
Loss on settlement of debt	7,877,820	13,682,975
Derivative/Interest related to convertible debentures	5,743,857	2,641,747
Common stock issued for services	-	30,500
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(8,096)	(28,588)
Prepaid expense	(8,487)	(14,800)
Accounts receivable	(1,420)	-
Increase (Decrease) in:
Accrued expenses	328,499	(529,910)
Accounts payable and other liabilities	583,382	(203,160)
Net Cash Used by Operating Activities	(1,350,524)	(2,523,372)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(448,091)	(1,726,861)
Purchase of fixed assets	(3,744,675)	(72,281)
Sale of fixed assets	-	26,200
Net Cash Used by Investing Activities	(4,192,766)	(1,772,942)
Cash Flows from Financing Activities:
Increase in bank overdraft	3,142	-
Proceeds from stock payable	-	999,000
Capital contributions from shareholders	68,000	750,000
Issuance of convertible debentures	5,464,954	2,525,000
Net Cash Provided by Financing Activities	5,536,096	4,274,000
Net Increase (Decrease) in Cash	(7,194)	(22,314)
Cash at Beginning of Period	7,194	29,508
Cash at End of Period	$-	$7,194
Cash Paid For:
Interest	$21,922	$25,000
Income Taxes	$350	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$30,500
Common Stock issued for debt extinguishments	$1,165,236	$3,043,725

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

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

c.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of February 29, 2008 the company had $(3,142) in cash and $215,799 in CD’s deposited in banks.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

e.         Fixed Assets

The Company’s property consists of mining equipment, vehicles, office furniture and computer equipment.  The property is depreciated in a straight-line basis over five years.  Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets.  Mineral rights are recorded at cost of acquisition.  When there is little likelihood of a mineral right being exploited, or the value of mineral rights have diminished below cost, a write-down is affected against income in the period that such determination is made.

Fixed Asset Schedule
	2008	2007
Fixed Assets:
Furniture & Equipment	$1,809,433	1,064,758
Land	200,000	200,000
Deer Trail Mining Claim	2,360,000	-
Deer Trail Patented Claims	640,000	-
Autos	65,814	65,814
Total	5,075,247	1,330,572
Less Depreciation	(908,115)	(747,344)
Net Equipment	$4,167,132	583,228

Depreciation expense for the fiscal year ending February 29, 2008 and February 28, 2007 is $160,771 and $121,008 respectively.

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

	2008	2007
Loss from operations	$(16,039,928)	$(18,333,266)
Total loss per share	$(0.005)	$(0.071)
Weighted Average Number of Shares Outstanding	3,446,230,098	257,245,898

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Net deferred tax assets consist of the following components as of February 29, 2008 and February 28, 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$4,412,600	$3,576,630
Related Party Accruals	138,800	25,5000
Deferred tax liability:
Depreciation	(114,900)	(92,400)
Valuation allowance	(4,436,500)	(3,509,730)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended February 29, 2008 and February 28, 2007 due to the following:

	2008	2007
Book income	$(6,255,572)	$(7,149,975)
Depreciation	(12,524)	68,835
Accrued Expense	113,307	(200,665)
Stock for services	-	11,895
Debentures	1,905,088	5,167,075
Derivative Loss	335,016	169,280
Other	222	250
Sale of Assets	-	7,710
Interest	-	1,108,665
SFAS 84	3,072,350	-
Accretion	5,100	-
Valuation allowance	837,013	816,930
	$-	$-

At February 29, 2008, the Company had net operating loss carryforwards of approximately $11,314,000 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the February 29, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company files income tax returns in the U. S. federal jurisdiction, andi in the following state jurisdictions: California, Arizona, and Utah.  With few exceptions, the Company os no longer subject to U. S. federal, state and local, or non-U. S. income tax examinations by tax authorities for years before 2000.  The company has not filed tax returns since the year 2000 and is therefore subject to examination by the IRS under the rules of the statute of limitations.

The Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

FIN 48 – Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. The Company is evaluating the impact, if any; the adoption of this statement will have on its results of operations, financial position, or cash flows. Given the Company’s substantial loss carry-forward, it does not, in the near term, expect to have any impact of the Company’s tax position with the adoption of FIN 48.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements design to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year.  We are currently evaluatin the impact that FAS 159 will have on our financial statemnents

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

i.

Revenue Recognition

The Company will recognize revenues from sales of minerals. Minerals will be milled at the Deer Trail site from ore that is mined or taken from existing stockpiles of previously mined ore and sent to outside firms for refining into metals. Revenue from all sources will be recognized when persuasive evidence of an arrangement exists and the amount is fixed or determinable, delivery has occurred, and collection is reasonably assured. Any amounts received in advance of the minerals being delivered will be recorded as deferred revenue.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  Ray Brown assigned   $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $11,207for Ray Brown’s debenture and $39,200 for Joseph Lopez’s debenture as of February 29, 2008.  During the year ended February 29, 2008, the Company converted $16,566 of interest and $7,079 of principal due Ray Brown through the issuance of 8,627,463 post-reverse restricted shares of common stock and paid Ray $21,921.51 in cash for interest due.   The balance due Mr. Brown on his convertible debenture as of February 29, 2008 is $449,514.  The balance due Joseph Lopez is $114,466.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings.  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company also issued convertible debentures of $500,000 to Moore Investment Holdings during the fiscal year ending February 29, 2008.

The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

The summary of outstanding related party debt of $6,243,934 of which $4,744,080 is in default as of February 29, 2008 is as follows:

Moore Investment Holdings

$5,679,954

Ray Brown

   $449,514

Joseph Lopez

   $114,466

Total

$6,243,934

Less: Discount on debt

   $747,113

Net related part debt

$5,496,821

As of February 29, 2008 the Company has accrued $355,845 for interest due to related parties in regard to these outstanding debentures..

NOTE 3 – CONVERTIBLE DEBENTURES

During the fiscal year ended February 29, 2008, the Company issued $5,464,954 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company recorded interest expense of $5,266,533 during the year ended February 29, 2008 associated with the debentures and recorded a loss of $859,016 on the derivative portion of the debentures. The net derivative liability at February 29, 2008 was $8,311,182.    In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings, a related party.  As of February 29, 2008 there is only one non-affiliated convertible debenture, in the amount of $75,000, remaining on the Company’s books.

During the year ended February 29, 2008, the Company entered into a total of 5 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $1,025,000.  Unico agreed to settle each action by issuing a total of 3,926,315,790 shares of its common stock to the note holders.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  As a result of issuing shares under the settlements, the Company recorded an expense of $7,877,820.  In addition, $68,000 was paid to the Company from the debenture holders resulting from an adjustment in the stock price subsequent to the court ordered settlement.  This price adjustment was treated as an adjustment to additional paid-in capital.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of February 29, 2008, the Company had 4,940,363,072 shares of common stock issued and outstanding with 59,636,928 shares authorized but unissued.

During the year ended February 29, 2008 the Company issued 3,926,315,790 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $1,025,000 which were in default.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard form, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.   As a result of this settlement, the Company recorded an expense of $7,877,820 which represented the difference in market value of the stock issued compared with the value of the stock which would have been issuable under the conversion terms.

During the year ended February 29, 2008, the Company issued a total of 8,627,463 shares of common stock on the conversion of debentures payable plus interest to Ray Brown totaling $23,645.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of February 29, 2008, there were no stock options outstanding.

Preferred Stock

As of February 29, 2007, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 76,119,033 shares of restricted common stock to a third party for total consideration of $999,000.  As of February 29, 2008, these shares had not been issued, resulting in a stock payable.

NOTE 5 – LEGAL MATTERS

During the fiscal year ended February 29, 2008, the Company settled six lawsuits filed in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $1,025,000 and $36,406 of interest.  Unico agreed to settle all of the actions by issuing a total of 3,926,315,790 shares of its common stock to the plaintiffs  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

The Company scheduled a special meeting of its shareholders on December 21, 2007 at which shareholders were to vote on a proposal to amend the Company’s articles of incorporation to authorize the Company’s board of directors, in its discretion, to effect a reverse stock split of the Company’s common stock at a ratio of up to one-for-five hundred during the six month period following the date of a special meeting of shareholders.  On December 17, 2007, plaintiff Legacy Trading Group (“Legacy”), a California limited liability company, filed an action against Unico alleging violation of Section 14(a) and (c) of the Securities Exchange Act of 1934 and the rules promulgated thereunder, and Arizona Revised Statute § 19-705.  The action was filed in the United States District Court, Southern Division of California (Civil No. 07CV 2344-L (RBB)).  Legacy filed an ex parte application for a Temporary Restraining Order (“TRO”), contending that notice of the special meeting of Unico’s shareholders and/or

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

NOTE 5 – LEGAL MATTERS - continued

the related proxy statement was not provided to all shareholders.  At a hearing held on December 18, 2007, the Court granted the application for a TRO, and enjoined and restrained Unico from holding the special meeting of the shareholders on December 21, 2007 or at any other time until the preliminary injunction hearing in this matter was heard.  The preliminary injunction hearing was held on January 8, 2008.  Plaintiff’s application for a preliminary injunction was denied at the hearing on the grounds of being moot.  Unico believes notice of the special meeting of Unico’s shareholders and the related proxy statement for the December 21, 2007 special meeting were sent to all shareholders entitled to receive such pursuant to applicable federal proxy rules and the Arizona Revised Statutes.  However, since the TRO prevented the Company from holding the special meeting of shareholders on December 21, 2007, the Company rescheduled the special meeting which was held on January 28, 2008 at 10:00 a.m.

On April 29, 2007, Bromide Basin Mining Company, LLC was served with a lawsuit filed on April 10, 2008 by Kaibab Industries, Inc. in Maricopa County, Arizona state court (No. CV2008-008121).  The plaintiff alleges that Bromide Basin Mining Company, LLC owes $30,000 in rent for the months of May through October 2007, when a mining lease expired.  The plaintiff also alleges that Bromide Basin Mining Company, LLC has failed to vacate the premises and that it owes an additional $5,000 per month as a holdover tenant commencing November 1, 2007 until it vacates the premises.  The plaintiff has also asked for interest, attorney’s fees and court costs.  Bromide Basin Mining Company, LLC has vacated the premises.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ending February 29, 2008, the Company received $575,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $60,924,691 from its inception through February 29, 2008.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the next 12 months, the Company’s plan of operation is to raise approximately $2,500,000 for investment into its subsidiary companies: Deer Trail Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

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

▪

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

NOTE 7 – GOING CONCERN  - continued

▪

Commence a feasibility study on the potential of the mining claims at the Silver Bell Mine beginning in the Summer of 2008.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $2,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.  Subsequent to the fiscal year ending February 29, 2008, the Company received $575,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $1,925,000 during the fiscal year ending February 28, 2009 to fulfill the 12-month plan.