Form 10-Q
period 2008-05-31
UNICO INC /AZ/
filed 2008-07-15
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended May 31, 2008

☐

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)

      Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 1, 2008, the issuer had outstanding 9,880,726 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format :   Yes ☐   No ☑

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

May 31, 2008

UNICO, INCORPORATED
Consolidated Balance Sheets
	May 31,	February 29,
	2008	2008
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$35,304	$-
Accounts receivable	1,420	1,420
Prepaid expense	10,000	20,000
Total Current Assets	46,724	21,420
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	4,111,926	4,167,132
Construction in progress	2,261,387	2,174,952
Total Fixed Assets	6,373,313	6,342,084
Other Assets:
Cash- reclamation bonds	215,799	215,799
Deposit	8,947	8,947
Total Other Assets	224,746	224,746
Total Assets	$6,644,783	$6,588,250
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$3,142
Accounts payable	793,537	785,427
Wages payable	19,114	27,196
Accrued expenses	400	400
Reclamation obligations	148,176	144,862
Accrued interest payable	26,022	24,510
Accrued interest payable - related party (Note 2)	490,399	355,845
Taxes payable	34,815	17,369
Derivative liability	8,952,712	8,311,182
Debentures payable, (Note 3)	75,000	75,000
Debentures payable-related party net of discount (Note 2)	6,269,628	5,496,821
Total Current Liabilities	16,809,803	15,241,754
Total Liabilities	16,809,803	15,241,754
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001
Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001
Par Value, 9,880,727 shares issued and outstanding	9,881	9,881
Stock payable	999,000	999,000
Additional paid in capital	51,252,507	51,252,507
Accumulated deficit	(62,436,208)	(60,924,692)
Total Stockholders' Deficit	(10,165,020)	(8,653,504)
Total Liabilities and Stockholders' Deficit	$6,644,783	$6,588,250
.
The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
Consolidated
Statements of Operations (Unaudited)

	For the Quarter Ended
	May 31,
	2008	2007

Total Revenues	$-	$-
Operating Expenses
Drilling, exploration and maintenance expense	120,723	105,923
Depreciation and accretion	58,944	37,752
Professional fees	93,517	94,431
Salaries/wages	208,097	74,643
General and administrative expense	136,071	102,217
Total Operating Expenses	617,352	414,966
Net Operating Loss	(617,352)	(414,966)
Other Income (Expense)
Interest expense	(912,691)	(695,507)
Interest income	56	1,750
Derivative gain (loss) on debentures	18,470	(9,748)
Loss on settlement of debt	-	(4,133,316)
Total Other Expense	(894,165)	(4,836,821)
LOSS FROM CONTINUING OPERATIONS	(1,511,517)	(5,251,787)
Income Tax Expense	-	-
Net Loss	$(1,511,517)	$(5,251,787)
Net Loss Per Share	$(0.15)	$(1.90)
Weighted Average Shares Outstanding	9,880,727	2,764,019
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the Quarter Ending
	May 31,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(1,511,517)	$(5,251,787)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	58,944	37,751
Loss on settlement of debt	-	4,201,316
Derivative/Interest related to convertible debentures	754,337	651,748
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	-	(1,734)
Prepaid expense	10,000	-
Deposits	-	(2,487)
Accounts receivable	-	-
Increase (Decrease) in:
Accrued expenses	136,066	30,615
Accounts payable and other liabilities	17,475	62,786
Net Cash Used by Operating Activities	(534,695)	(271,792)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(86,435)	(1,165,718)
Purchase of fixed assets	(424)	(87,935)
Sale of fixed assets	-	-
Net Cash Used by Investing Activities	(86,859)	(1,253,653)
Cash Flows from Financing Activities:
Decrease in cash overdraft	(3,142)	-
Issuance of convertible debentures	660,000	2,540,000
Net Cash Provided by Financing Activities	656,858	2,540,000
Net Increase (Decrease) in Cash	35,304	1,014,555
Cash at Beginning of Period	-	7,194
Cash at End of Period	$35,304	$1,021,749
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$-
Common Stock issued for debt extinguishments	$-	$905,787
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Unico, Incorporated is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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

Fixed Asset Schedule	May 31,
2008
Fixed Assets:
Furniture & Equipment	$1,809,857
Land	200,000
Patented mining claims	640,000
Mining Claim	2,360,000
Autos	65,814
Total	5,075,671
Less Depreciation	(963,745)
Net Equipment	$4,111,926

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

d.

Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a February 28th year-end.   The Company reports the operations of itself and its subsidiaries under the equity method of accounting, resulting in the consolidation of all assets and operations of wholly-owned subsidiaries.

e.

Significant Accounting Policies

The Company files income tax returns in the U. S. federal jurisdiction, and in the following state jurisdictions: California, Arizona, and Utah.  With few exceptions, the Company is no longer subject to U. S. federal, state and local, or non-U. S. income tax examinations by tax authorities for years before 2000.  The company has not filed tax returns since the year 2000 and is therefore subject to examination by the IRS under the rules of the statute of limitations.

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

h. Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year.  We are currently evaluating the impact that FAS 159 will have on our financial statements.

In March of 2008, the FASB issued statement 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement no. 133” (FAS 161).  FAS 161 requires companies to enhance disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The provisions of FAS 161 become effective as of November 15, 2008.  We are currently evaluating the impact that FAS 161 will have on our financial statements.

In May of 2008 the FASB issued statement 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162).  FAS 162 addresses the principles used in the preparation of financial statements that are presented in conformity with GAAP.  FAS 162 concludes that the GAAP hierarchy should reside in the accounting literature established by FASB thereby directing accounting principles directly to the entity and not to the auditors as has been done in the past with GAAP literature.  The provisions of FAS 162 become effective 60 days following the SEC’s approval.  The Company believes that FAS 162 will have no effect on its financial statements.

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  Ray Brown assigned   $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $20,271 for Ray Brown’s debenture and $41,509 for Joseph Lopez’s debenture as of May 31, 2008.  As of the quarter ended May 31, 2008, the Company owes Mr. Brown of $449,514 in principal and $20,271 in interest, and it owes Joseph Lopez $114,466 in principal and $41,509 in interest.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings.  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company also issued convertible debentures of $500,000 to Moore Investment Holdings during the fiscal year ending February 29, 2008 for a total due Moore Investment Holdings of $5,679,954. During the quarter ending May 31, 2008 the Company issued an additional $660,000 of convertible debentures to Moore Investment Holdings.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

The summary of outstanding related party debt of $6,269,628 of which $5,544,080 is in default as of May 31, 2008 is as follows:

Moore Investment Holdings

$6,339,954

Ray Brown

   $449,514

Joseph Lopez

   $114,466

Total

$6,903,934

Less: Discount on debt

   $634,306

Net related part debt

$6,269,628

As of May 31, 2008 the Company has accrued $490,399 for interest due to related parties in regard to these outstanding debentures..

NOTE 3 – CONVERTIBLE DEBENTURES

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings, a related party.  During the quarter ended May 31, 2008, the Company issued $660,000 of convertible debentures  To Moore Investment Holdings that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company recorded interest expense of $908,873 during the quarter ended May 31, 2008 associated with the debentures and recorded a gain of $18,470 on the derivative portion of the debentures.  The net derivative liability at May 31, 2008 was $8,952,712.   As of May 31, 2008 the Company had $75,000 in non-affiliate and $6,903,934 of affiliated convertible debentures issued and outstanding less discounts of $634,306.

The Company did not enter into any agreements to settle or convert any of its common stock for debt during the quarter ended May 31, 2008.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of May 31, 2008, the Company had 9,880,726 post reverse shares of common stock issued and outstanding with 4,990,119,274 post reverse shares authorized but unissued.  On June 30, 2008 the Company announced a reverse split of its issued and outstanding common stock on the basis of one share of common stock to be issued for each 500 shares issued and outstanding.  As a result of this reverse split all shares of stock reported as of this filing have been accounted for as though the reverse split occurred prior to the quarter ending May 31, 2008.

During the quarter ended May 31, 2008 the Company did not enter into any agreement to issue any shares of common stock.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of May 31, 2008, there were no stock options outstanding.

Preferred Stock

As of May 31 2008, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 152,238 shares of restricted common stock to a third party for total consideration of $999,000.  As of May 31 2008, these shares had not been issued, resulting in a stock payable of $999,000.

Convertible Debentures

The Company has $6,414,954 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $563,980 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

NOTE 5 – LEGAL MATTERS

During the fiscal year ended February 29, 2008, the Company settled six lawsuits filed in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $1,025,000 and $36,406 of interest.  Unico agreed to settle all of the actions by issuing a total of 3,926,315,790 shares (7,852,632 post split shares) of its common stock to the plaintiffs  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

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

On April 29, 2007, Bromide Basin Mining Company, LLC was served with a lawsuit filed on April 10, 2008 by Kaibab Industries, Inc. in Maricopa County, Arizona state court (No. CV2008-008121).  The plaintiff alleges that Bromide Basin Mining Company, LLC owes $30,000 in rent for the months of May through October 2007, when a mining lease expired.  The plaintiff also alleges that Bromide Basin Mining Company, LLC has failed to vacate the premises and that it owes an additional $5,000 per month as a holdover tenant commencing November 1, 2007 until it vacates the premises.  The plaintiff has also asked for interest, attorney’s fees and court costs.  Bromide Basin Mining Company, LLC has vacated the premises.  The Company has tentatively reached an agreement to settle this lawsuit in July 2008 for $30,000.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the quarter ending May 31, 2008, the Company received $95,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $62,436,208 from its inception through May 31, 2008.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.  Subsequent to the quarter ending May 31, 2008, the Company received $95,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $3,405,000 during the fiscal year ending February 28, 2009 to fulfill the 12-month plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements.

When used in this Form 10-Q, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.  ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

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

The Deer Trail Mining Company is in the process of finalizing  reconstruction work of the floatation circuit at the mill and processing facility at the Deer Trail Mine. Testing of the floatation circuit is currently underway utilizing screened material from the stockpiles on site.

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

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.  Subsequent to the quarter ending May 31, 2008, the Company received $95,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately $3,405,000 during the fiscal year ending February 28, 2009 to fulfill the 12-month plan.

Reverse Stock Split

Effective June 30, 2008 the Company’s common stock underwent a 1 for 500 reverse stock split.  As a result, the number of outstanding shares of the Company’s common stock as of June 30, 2008 decreased from 4,940,363,072 pre-reverse split shares to 9,880,727 post-reverse split shares.  Share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.

Results of Operations.

For the three months ended May 31, 2008 and May 31,2007, Unico reported no revenues.

During the three months ended May 31, 2008 the Company incurred total operating expenses of $617,352, an increase of $202,386 from the $414,966 of total operating expenses incurred in the three months ended May 31, 2007.  The increase is primarily attributed to a $14,800 increase in drilling, exploration and maintenance expense, a $21,192 increase in depreciation, a $133,454 increase in salaries/wages, and a $33,854 increase in general & administrative expense, partially offset by a $914 decrease in professional fees expense from the comparative period in 2007.  The increase in expenses for the three months ended May 31, 2008 is attributable to the increase in mining activities and an increase in milling activities associated with testing of the mill.

During the three months ended May 31, 2008, interest expense was $912,691, an increase of $217,184 over the $695,507 of interest expense incurred in the three months ended May 31, 2007.  Loss on settlement of debt was $0.00 in the three months ended May 31, 2008, a decrease of $4,133,316 from the $4,133,316 loss on settlement of debt incurred during the three months ended May 31, 2007.  During the three months ended May 31, 2008, derivative gain on debentures was $18,470 as compared to a $9,748 derivative loss on debentures incurred during the three months ended May 31, 2007.   The Company attributes the increases in interest expense in the three months ended May 31, 2008 to increases in the total amount of convertible debentures outstanding.  The Company attributes the decreases in derivative loss on debentures and the substantial decrease in the loss on settlement of debt in this same three month period to the fact that no debentures were converted to common stock during the three months ended May 31, 2008.

During the three months ended May 31, 2008, Unico experienced a net loss in the amount of $1,511,517 or approximately ($0.15) per share, compared to a net loss of $5,251,787 or approximately ($1.90) per share for the same period in 2007.

Unico attributes the $3,740,270 decrease in net loss for the three month period ended May 31, 2008 compared to the three month period ended May 31, 2007 primarily to a decrease in loss on settlement of debt because there were no shares of common stock issued on settlement of debt during the later period.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of May 31, 2008 the Company had a deficit in working capital of $16,763,079.  The Company has accumulated $62,436,208 of net operating losses through May 31, 2008, of which approximately $11,500,000 may be used to reduce taxes in future years through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $1,511,516 in the three month period ended May 31, 2008, from a deficit of ($8,653,504) as of February 29, 2008 to a deficit of ($10,165,020) as of May 31, 2008.

The Company’s cash as of May 31, 2008, when combined with $95,000 additional cash the Company received in June 2008, will sustain operations for approximately 15 days.  The Company needs to raise approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.  The Company has effected a reverse stock split of its issued and outstanding shares so that the Company will have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $6,978,934 of convertible debentures into shares of the Company’s common stock.  These additional authorized, but unissued, shares will also allow the Company to raise additional capital through the sale of shares of restricted common stock.

Our auditors have issued a "going concern" opinion in note 7 of our February 29, 2008 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $3,500,000 in equity, debt or through other financing transactions in the next 12 months (of which $1,000,000 is needed in the next 120 days), we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations should be sufficient to cover operating expenses.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, our principal executive officer and principal financial officer, Mark A. Lopez and Kenneth C. Wiedrich, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of May 31, 2008.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

During the last fiscal quarter ended May 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the fiscal year ended February 29, 2008, the Company settled six lawsuits filed in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $1,025,000 and $36,406 of interest.  Unico agreed to settle all of the actions by issuing a total of 3,926,315,790  shares (7,852,632 post split shares) of its common stock to the plaintiffs  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

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

On April 29, 2007, Bromide Basin Mining Company, LLC was served with a lawsuit filed on April 10, 2008 by Kaibab Industries, Inc. in Maricopa County, Arizona state court (No. CV2008-008121).  The plaintiff alleges that Bromide Basin Mining Company, LLC owes $30,000 in rent for the months of May through October 2007, when the mining lease expired.  The plaintiff also alleges that Bromide Basin Mining Company, LLC has failed to vacate the premises and that it owes an additional $5,000 per month as a holdover tenant commencing November 1, 2007 until it vacates the premises.  The plaintiff has also asked for interest, attorney’s fees and court costs.  Bromide Basin Mining Company, LLC has vacated the premises.  The Company has tentatively reached an agreement to settle this lawsuit in July 2008 for $30,000.

.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From March 1, 2008 through May 31, 2008 Unico issued convertible debentures (“Debentures”) aggregating approximately $660,000 to Moore Investment Holdings that were unpaid.  All of the debentures issued before December 1, 2007 which aggregate approximately $5,544,080 are in default.

The Debentures provide that the principal amount and accrued interest are convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.

Unico has not issued any shares of common stock in settlement or conversion of these debentures in the three month period ended May 31, 2008.

As of May 31, 2008, there are still outstanding approximately $6,978,934 in convertible debentures (less discounts of $634,306), and the holders of these debentures have the right to convert them to shares of the Company’s common stock.

All convertible debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings that were unpaid as of January 2008 were purchased by, and assigned to, Moore Investment Holdings LLC.

During the fiscal year ended February 28, 2007 the Company entered into two stock purchase agreements with Cherry Creek Holdings, LLC wherein Cherry Creek purchased 33,333,333 pre-split shares (66,667 post-split shares) and 42,785,700 pre-split shares (85,572 post-split shares) of unregistered and restricted shares of common stock for $400,000 and $599,000 respectively.  The shares have not been issued and are reported as a stock payable on the financial statements.  The cash has been received and the stock will be issued in the fiscal year ending February 28, 2009.  These shares will be issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the certificates representing the shares will be appropriately restricted.

For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2006, February 28, 2007 and February 29, 2008 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 28, 2006 and February 28, 2007, and Form 10-K for the fiscal year ended February 29, 2008 respectively.

Item 3. Defaults Upon Senior Securities.

From March 1, 2007 through February 29, 2008 Unico issued convertible debentures (“Debentures”) aggregating approximately $3,764,954 to Blue Marble., approximately $1,200,000 to Compass Capital Corporation and approximately $500,000 to Moore Investment Holdings that were unpaid, and  of which $3,965,100 are in default, as of February 29, 2008.  From March 1, 2008 through May 31, 2008 an additional $660,000 was issued to Moore Investment Holdings.  Some of these debentures, with the exception of those issued to Moore Investment Holdings, along with other debentures issued before March 1, 2007 were assigned to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of six (6) lawsuits were filed by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida from March 1, 2007 to February 31, 2008 in partial settlement of this debt.   The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From March 1, 2007 until February 29, 2008, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 3,926,315,790 shares (7,852,632 post split shares) of its common stock.  As of May 31, 2008, Unico has approximately $5,544,080 in outstanding debentures that were in default.

There were no settlements made in the three month period ended May 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.112	Convertible Debenture No. 71 for $40,000 dated March 10, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.113	Convertible Debenture No. 72 for $10,000 dated March 11, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.114	Convertible Debenture No. 73 for $250,000 dated March 13, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.115	Convertible Debenture No. 74 for $200,000 dated March 27, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.116	Convertible Debenture No. 75 for $50,000 dated April 23, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.117	Convertible Debenture No. 76 for $25,000 dated May 9, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.118	Convertible Debenture No. 77 for $85,000 dated May 29, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

During the quarter ended May 31, 2008, the following Current Reports on Form 8-K were filed by Unico:

1.

A Current Report on Form 8-K was filed on March 14, 2008 disclosing under Item 8.01 Other Events that Moore Investment Holdings, LLC purchased three convertible debentures for an aggregate purchase price of $300,000.

2.

A Current Report on Form 8-K was filed on April 30, 2008 disclosing under Item 8.01 Other Events that Moore Investment Holdings, LLC purchased one convertible debenture for $200,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: July 14, 2008	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer