Form 10-Q
period 2008-08-31
UNICO INC /AZ/
filed 2008-10-17
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 31, 2008

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

Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 10, 2008, the issuer had outstanding 12,306,929 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes [  ] No [X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

August 31, 2008

UNICO, INCORPORATED
Consolidated
Balance Sheets

ASSETS
	August 31,	February 29,
	2008	2008
	(Unaudited)	(Audited)
Current Assets
Cash	$56,592	$-
Accounts receivable	-	1,420
Prepaid expense	-	20,000
Total Current Assets	56,592	21,420
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	4,061,325	4,167,132
Construction in progress	2,321,741	2,174,952
Total Fixed Assets	6,383,066	6,342,084
Other Assets:
Cash- reclamation bonds	218,698	215,799
Deposit	20,947	8,947
Total Other Assets	239,645	224,746
Total Assets	$6,679,303	$6,588,250

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$3,142
Accounts payable	722,779	785,427
Wages payable	17,197	27,196
Accrued expenses	400	400
Reclamation obligations	151,490	144,862
Accrued interest payable	27,534	24,510
Accrued interest payable - related party (Note 2)	591,884	355,845
Taxes payable	15,530	17,369
Derivative liability	9,873,474	8,311,182
Debentures payable, (Note 3)	75,000	75,000
Debentures payable-related party net of discount (Note 2)	6,899,213	5,496,821
Total Current Liabilities	18,374,501	15,241,754
Total Liabilities	18,374,501	15,241,754
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value,10,492,730 shares issued and outstanding	10,493	9,881
Stock payable	999,000	999,000
Additional paid in capital	51,299,907	51,252,507
Accumulated deficit	(64,014,398)	(60,924,692)
Total Stockholders' Deficit	(11,695,198)	(8,653,504)
Total Liabilities and Stockholders' Deficit	$6,679,303	$6,588,250

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
Consolidated
Statements of Operations)
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
Total Revenues	$-	$-	$-	$-

Operating Expenses
Drilling, exploration and maintenance expense	170,336	188,830	49,612	82,907
Depreciation and accretion	118,085	74,939	59,141	37,187
Professional fees	203,770	255,983	110,253	161,552
Salaries/wages	397,878	151,629	189,781	76,986
General and administrative expense	229,643	228,897	93,573	126,680
Total Operating Expenses	1,119,712	900,278	502,360	485,312
Net Operating Loss	(1,119,712)	(900,278)	(502,360)	(485,312)

Other Income (Expense)
Interest expense	(1,695,148)	(2,634,960)	(782,457)	(1,939,453)
Interest income	2,969	5,403	2,913	3,653
Derivative gain (loss) on debentures	(277,818)	210,336	(296,288)	220,084
Other income (expense)	-	200	-	200
Loss on settlement of debt	-	(7,929,184)	-	(3,795,868)
Total Other Expense	(1,969,997)	(10,348,205)	(1,075,832)	(5,511,384)

LOSS FROM CONTINUING OPERATIONS	(3,089,709)	(11,248,483)	(1,578,192)	(5,996,696)

Income Tax Expense	-	-	-	-

Net Loss	$(3,089,709)	$(11,248,483)	$(1,578,192)	$(5,996,696)

Net Loss Per Share	$(0.62)	$(2.75)	$(0.16)	$(1.11)

Weighted Average Shares Outstanding	9,982,795	4,089,493	10,084,863	5,414,967

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ending August 31,
	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(3,089,707)	$(11,248,483)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	118,084	74,939
Loss on settlement of debt	-	7,997,184
Derivative/Interest related to convertible debentures	1,685,736	2,274,497
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(2,899)	(1,734)
Prepaid expense	8,000	-
Deposits	-	(3,487)
Accounts receivable	1,420	-
Increase (Decrease) in:
Accrued expenses	276,023	116,522
Accounts payable and other liabilities	(74,485)	250,034
Net Cash Used by Operating Activities	(1,077,828)	(540,528)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(146,789)	(314,460)
Purchase of fixed assets	(5,649)	(3,093,324)
Sale of fixed assets	-	-
Net Cash Used by Investing Activities	(152,438)	(3,407,784)
Cash Flows from Financing Activities:
Decrease in cash overdraft	(3,142)	-
Issuance of convertible debentures	1,290,000	3,965,100
Net Cash Provided by Financing Activities	1,286,858	3,965,100
Net Increase (Decrease) in Cash	56,592	16,788
Cash at Beginning of Period	-	7,194
Cash at End of Period	$56,592	$23,982
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$-
Common Stock issued for debt extinguishments	$30,000	$905,787
.

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2008

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

Fixed Asset Schedule
	August 31, 2008	August 31, 2007
Fixed Assets:
Furniture & Equipment	$1,815,082	1,158,082
Land	200,000	200,000
Patented mining claims	640,000	640,000
Mining Claim	2,360,000	2,360,000
Autos	65,814	65,814
Total	5,080,896	4,423,896
Less Depreciation	(1,019,571)	(815,654)
Net Equipment	$4,061,325	3,608,242

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES – cont.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES – cont.

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

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  Ray Brown assigned   $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. During the quarter ending August 31, 2008 the Company paid Ray Brown $11,207 in cash for interest owed and issued 112,003 shares of common stock for the conversion of  $12,486 of interest due Ray Brown.  The Company has recorded an accrued interest payable of $10,174 for Ray Brown’s debenture and $44,971 for Joseph Lopez’s debenture as of August 31, 2008.  As of the quarter ended August 31, 2008, the Company owes Mr. Brown $449,514 in principal and $10,174 in interest, and it owes Joseph Lopez $114,466 in principal and $44,971 in interest.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings.  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company also issued convertible debentures of $500,000 to Moore Investment Holdings during the fiscal year ending February 29, 2008 for a total due Moore Investment Holdings of $5,679,954. During the quarter ending May 31, 2008 the Company issued an additional $660,000 of convertible debentures to Moore Investment Holdings and during the quarter ending August 31, 2008 the Company issued an additional $630,000 of convertible debentures.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convertible at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  Also, during the quarter ended August 31, 2008 Moore Investment Holdings assigned a debenture that was originally issued on February 2, 2007 in the amount of $200,000 to Tuxedo Holdings.

The summary of outstanding related party debt of $6,704,739 of which $6,043,924 is in default as of August 31, 2008 is as follows:

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2008

NOTE 2 – RELATED PARTY DEBENTURES – cont.

Moore Investment Holdings

$6,769,954

Ray Brown

   $449,514

Joseph Lopez

   $114,466

Total

$7,333,934

Less: Discount on debt

   $629,195

Net related part debt

$6,704,739

As of August 31, 2008 the Company has accrued $591,439 for interest due to related parties in regard to these outstanding debentures.

NOTE 3 – CONVERTIBLE DEBENTURES

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings, a related party.  During the quarters ended May 31, 2008, and August 31, 2008 the Company issued $1,290,000 of convertible debentures to Moore Investment Holdings that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  During the quarter ended August 31, 2008 Moore Investment Holdings assigned a debenture that was originally issued on February 2, 2007 in the amount of $200,000 to Tuxedo Holdings.  During the quarter ending August 31, 2008 Tuxedo Holdings elected to convert $5,526 of the principal of the debenture and $24,474 of the interest leaving a balance of $194,474 due on the debenture.  The Company recorded interest expense of $1,695,148 during the 1st half of fiscal year 2008 associated with the debentures and recorded a loss of $277,818 on the derivative portion of the debentures.  The net derivative liability as of August 31, 2008 was $9,873,474.   As of August 31, 2008 the Company had $269,474 in non-affiliate and $7,333,934 of affiliated convertible debentures issued and outstanding less discounts of $629,195.

During the quarter ending August 31, 2008, the Company reduced the amount of the debenture held by Tuxedo Holdings by $30,000 ($5,526 principal and $24,474 interest) through the issuance of 500,000 shares of its common stock.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of August 31, 2008, the Company had 10,492,729 post reverse shares of common stock issued and outstanding with 4,989,507,271 post reverse shares authorized but unissued.  On June 30, 2008 the Company effected a reverse split of its issued and outstanding common stock on the basis of one share of common stock to be issued for each 500 shares issued and outstanding.  As a result of this reverse split all share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.

During the quarter ended August 31, 2008 the Company issued 500,000 shares of its common stock on the conversion of a debenture payable plus interest to Tuxedo Holdings totaling $30,000.

During the quarter ended August 31, 2008 the Company issued 112,003 shares of common stock on the conversion of interest payable to Ray Brown totaling $12,486.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of August 31, 2008, there were no stock options outstanding.

Preferred Stock

As of August 31, 2008, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2008

NOTE 4 –STOCKHOLDER’S EQUITY – cont.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 152,238 shares of restricted common stock to a third party for total consideration of $999,000.  As of August 31 2008, these shares had not been issued, resulting in a stock payable of $999,000.

Convertible Debentures

The Company has $7,039,428 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $563,980 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

NOTE 5 – LEGAL MATTERS

On April 29, 2007, Bromide Basin Mining Company, LLC was served with a lawsuit filed on April 10, 2008 by Kaibab Industries, Inc. in Maricopa County, Arizona state court (No. CV2008-008121).  The plaintiff alleged that Bromide Basin Mining Company, LLC owed $30,000 in rent for the months of May through October 2007, when a mining lease expired.  The plaintiff also alleged that Bromide Basin Mining Company, LLC failed to vacate the premises and that it owed an additional $5,000 per month as a holdover tenant commencing November 1, 2007 until it vacated the premises.  The plaintiff also asked for interest, attorney’s fees and court costs.  Bromide Basin Mining Company, LLC vacated the premises at the termination of the mining lease.  The Company settled this lawsuit in July 2008 for $30,000.

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs allege that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The plaintiffs seek no less than $20 million in damages from the named defendants, as well as injunctive relief, interest, attorney's fees, and court costs.  Plaintiffs are seeking a determination that they are appropriate representatives of Unico shareholders to bring a derivative suit, which is a prerequisite to bringing such a claim under California Corporations Code section 800.  The defendants deny any liability, and are defending the lawsuit.

On September 30, 2008, a lawsuit was filed by Cache Valley Electric Company against Unico, Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 080921346) in which the plaintiff alleges that it provided goods and services to Unico in the amount of $191,615.82, for which it has not received payment.  The plaintiff alleges that Unico breached the contract by failing to pay for the goods and services, and is seeking a money judgment against Unico in the amount of $191,615.82 together with interest thereon at the statutory rate and court costs.  Unico intends to negotiate a settlement of the lawsuit.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the quarter ending August 31, 2008, the Company received $150,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

Subsequent to the quarter ended August 31, 2008 the Company issued 134,150 shares of common stock on the conversion of $558 principal and $10,174 interest payable to Ray Brown totaling $10,732.

Subsequent to the quarter ended August 31, 2008 the Company issued 1,000,000 shares of its common stock on the partial conversion of a debenture payable plus interest to Tuxedo Holdings totaling $45,000.  The conversion of interest and principal reduced the amount due on the original debenture of $200,000 to $151,044.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2008

NOTE 6 – SUBSEQUENT EVENTS  -cont.

Subsequent to the quarter ending August 31, 2008 the Company issued 680,050 shares of common stock to a third party consultant under an S- 8 registration statement in exchange for services valued at $64,605.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $64,014,398 from its inception through August 31, 2008.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

▪

Acquire new mining equipment including a crushing unit to improve operations at the Deer Trail Mine;

▪

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

Commence a feasibility study on the potential of the mining claims at the Silver Bell Mine beginning in the Spring of 2009.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $2,500,000 is needed in the next 120 days.  Subsequent to the quarter ending August 31, 2008, the Company received $150,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $3,350,000 during the fiscal year ending February 28, 2009 to fulfill the 12-month plan.

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

In March 2006, Deer Trail Mining Company, LLC entered into an agreement with Behre Dolbear and Company (USA), Inc. to conduct geological services and consulting at Unico’s Deer Trail Mine in Marysvale, Utah. A  report titled: “RELATIONSHIP OF STRATIGRAPHY AND MINERALIZATION AT THE LOWER (NEW) DEER TRAIL MINE, PIUTE COUNTY, UTAH (BEHRE DOLBEAR PROJECT 06-034)” was submitted by Behre Dolbear as final to the Company on September 18, 2008 and the report summary is included here as follows:

 UNICO, Inc. (UNICO) engaged Behre Dolbear & Company (USA), Inc. (Behre Dolbear) as of 15 March 2006 to lithologically log 7,235 feet of drill core at the Deer Trail Mine, select samples for analysis, submit those samples to a laboratory for analyses, and evaluate and interpret those logs and analyses. Deer Trail Mining Company, LLC (Deer Trail Mining), and Behre Dolbear agreed to a revised and expanded work scope in Work Change Order No. 1 in a letter dated 7 November 2006. That Work Change Order stated that Behre Dolbear’s ongoing work must have the primary objective of adding value to the Deer Trail Mine and related project assets in the short term. The work change order included provisions for completing the logging, correlating, and summarizing the results of the logging and analyses, and correlating that data with data from past drilling and mining to locate and model, to the extent possible, potentially mineable mineralization. The work change order also included provisions for evaluating the volume, tons, and grade of a tailings deposit at the mine. The tailings evaluation is the subject of a separate report.

Under a contract with Deer Trail Mining, Connors Drilling, LLC drilled 7,235 feet of BQ diameter (1.433 inches) core in 13 holes (UDDH #1-13) at various inclinations and azimuths from three drill stations in the Patrick Thomas Henry (PTH) Tunnel (actually an adit) in the Lower Deer Trail Mine which concluded in October 2005. This is the core that Behre Dolbear was engaged to log, analyze, and evaluate.

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

*Logged by Behre Dolbear

The Deer Trail Mine is situated on 3,275 acres of patented and unpatented claims located in the Deer Trail Mountain-Alunite Ridge area of Piute County, Utah, approximately 5 miles south-southwest of the town of Marysvale. The Deer Trail Mine consists of the Upper Deer Trail Mine and the Lower Deer Trail Mine. The Upper Deer Trail Mine is hosted by the Permian Toroweap Sandstone and lies about 800 stratigraphic feet above the Lower Deer Trail Mine. The Lower Deer Trail Mine is hosted by the Pennsylvanian Callville Limestone.

At the Deer Trail Mine, the Callville Limestone is an approximately 1,000-foot thick sequence of sandy to very sandy limestone, dolomite, and sandstone. Two separate stratabound, manto-type deposits were developed and mined in the Lower Deer Trail from about 1945 to 1980. The locations of the deposits are referenced based on their distance from the portal of the PTH Tunnel. One is hosted by the Callville Limestone, was mined in the 3400 Area of the mine, and is known as the 3400 East Stope. The 3400 East Stope deposit extends northwestward a minimum of 1,000 feet along strike from the mined area to at least the 4400 Area and at least 400 feet further southeastward to what would be the 3000 Area. The other deposit mined from the PTH Tunnel occurs in the 8600 Area of the mine and is the down-faulted portion of the Toroweap Sandstone deposit mined in the Upper Deer Trail Mine.

Behre Dolbear’s work yielded three targets within the PTH Tunnel of the Lower Deer Trail Mine that may merit further exploration. Behre Dolbear believes that there is the possibility that with additional successful follow-up drilling, a resource base may eventually be established within the PTH Tunnel. The components of this potential resource base are composed of stratabound, multiple thin (<10 feet), moderate- to high-grade zones as well as lower-grade (10 to 30 foot) zones and horizons of base and precious metals mineralization. Two of these are hosted by the Callville Limestone and one occurs in the Toroweap Sandstone.

Behre Dolbear’s field work on the project took place between 23 March 2006 and 3 March 2007 and resulted in the generation of a large amount of stratigraphic and analytical data. That data were compiled and evaluated by Behre Dolbear at the Deer Trail Mine and in Denver, Colorado. This report is based on the following:

• on-site logging of 7,235 feet of underground core

• evaluation of 978 individual sample analyses and assays from 2,021.5 feet of the above core

• development of a detailed stratigraphic succession for the Pennsylvanian Callville Limestone and its integration with the mineralized intercepts from the core drilling

• review of all pertinent reports and other data related to past exploration at the mine by other companies since 1945

• meetings and discussions with and data from the Unico, Inc. and Deer Trail Mining personnel; and

• a limited review of the published literature on the geology of the region, district, and the Marysvale, Utah, area.

Following logging, sample selection, and splitting of the core by sawing at the Deer Trail Mine the samples were sent to the ALS Chemex (Chemex) laboratory in North Vancouver, British Columbia, for sample preparation, analyses, and assays.

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

Detailed logging of the holes developed a coherent stratigraphic succession consisting of multiple readily recognizable gross units.  Behre Dolbear defined nine provisional members and three sub-members (facies) of the Callville Limestone based on their lithologic character, accessory components, and color in the immediate vicinity of the Deer Trail Mine.  The provisional members are called Informal Members of the Pennsylvanian Callville Limestone.

The names and letter codes of these Informal Members from youngest to oldest are:

• Orange and Gray Sandy Informal Member (OGS) (which may be basal Toroweap Sandstone);

• Upper White Ann and Quartzite Informal Member (UWAQ);

• Cherty Black Ann Informal Member (CBA);

• Upper Division of Lower White Ann and Quartzite Informal Member (UD-LWAQ);

• Upper Dark Lentil Informal Member (UDL);

• Lower Division of Lower White Ann and Quartzite Informal Member (LD-LWAQ);

• Lower Dark Lentil Informal Member (LDL);

• Major Quartzite/Big Sandy Zone Informal Member (MQ/BSZ ); and

• Lower Carbonate and Quartzite Informal Member (LCAQ).

The grades of the five precious and base metals (gold, silver, copper, lead, and zinc) vary considerably among the analyzed intervals. In order to compare intervals, Behre Dolbear used average metal prices over the past 12 quarters (3 years) from the second quarter of 2004 through the first quarter of 2007 to calculate equivalent grades of silver (opt equiv. Ag) and zinc (percent equiv. Zn), the dominant metals in the deposit. A dollar value was also calculated. The average metal prices used are:

• gold, $503 per ounce

• silver, $9.02 per ounce

• copper, $2.12 per pound

• lead, $0.51 per pound

• zinc, $0.95 per pound

Behre Dolbear did not use the grades or the dollar values for an economic evaluation of the Deer Trail deposit. Behre Dolbear divided the composited analyses and assays of significant mineralization into two classes, Potentially Mineable Intercepts and Significantly Mineralized Intercepts. Behre Dolbear developed two figures showing the frequency of these intercepts in the Informal Members of the Callville Limestone stratigraphy and in various mineralized horizons. The two classes of intercepts are tabulated by area in the mine and by stratigraphic Informal Member in Tables 1.1 and 1.2.

POTENTIALLY MINEABLE INTERCEPTS BY AREA AND STRATIGRAPHIC HORIZON

TABLE 1.1

Drill Hole Number (UDDH#)	Area	Stratigraphic Unit	From (feet)	To (feet)	Thickness (feet)	True Thickness (feet)	Ag. Equiv. (opt)	Zn Equiv. (%)	Dollar Value ($)
11	3400	MQ/BSZ	8.6	13.4	4.8	3.7	32.36	15.32	$290.00
11	3400	LDL	103.3	112.0	8.7	7.5	21.30	10.11	$192.14
12	3400	MQ/BSZ	5.8	61.0	55.2	33.0	10.54	5.00	$95.08
12	3400	UD-LWAQ	220.0	230.3	10.3	5.2	6.79	3.22	$61.21
13	3400	LCAQ	77.9	82.6	4.7	4.4	10.49	4.98	$94.65

1	4400	MQ/BSZ	365.5	377.2	11.7	10.3	9.37	4.45	$84.50
1	4400	MQ/BSZ	406.6	417.2	10.6	9.6	11.40	5.41	$102.83
1	4400	LCAQ	442.2	462.5	20.3	17.2	9.23	4.38	$83.23
2	4400	MQ/BSZ	378.0	385.9	7.0	6.6	25.39	12.06	$299.06
2	4400	MQ/BSZ	417.9	425.5	7.6	6.8	17.05	8.10	$153.83
2	4400	LCAQ	540.3	564.0	23.7	22.1	7.70	3.66	$69.50
3	4400	MQ/BSZ	395.0	410.7	15.7	13.4	7.97	3.78	$71.85
3	4400	MQ/BSZ & LCAQ	395.0	476.7	81.7	69.9	3.52	1.67	$31.78
5	4400	LDL	322.0	325.3	3.3	3.2	17.27	8.20	$155.75
6	4400	MQ/BSZ	374.0	378.5	4.5	3.2	6.91	3.28	$62.30
7	4400	LCAQ	616.3	624.7	8.4	7.3	12.33	5.85	$111.18
10	4400	CBA	96.7	135.4	38.7	30.5	7.37	3.50	$66.48
10	4400	LDL & MQ/BSZ	283.7	295.0	11.3	9.8	7.33	3.48	$66.14

The thickest Potentially Mineable Intercepts are in UDDH #12 in the 3400 Area and in UDDH #1, 2, and 10 in the 4400 Area (Table 1.1). The interval in UDDH # 3 from 395.0 to 476.7 is shown because of its thickness (69.9 feet true thickness). Behre Dolbear does not classify that intercept as a Potentially Mineable Intercept because its equivalent grades and dollar value do not reach the levels of the other intervals in that classification. UDDH #11 (3400 Area) has two widely separated intervals with true thicknesses of 3.7 feet and 7.5 feet. Although these intervals are relatively thin, the silver and gold grades are high. The 3.7 foot interval has the highest weighted average silver and gold grades in any of these Potentially Mineable Intercepts at 19.0 troy ounces per ton (opt) Ag and 0.15 opt Au.

UDDH # 1, 2, 10, and 12 have one to two moderately thick Potentially Mineable Intercepts in addition to the thicker intercepts cited above. These moderately thick intercepts range from approximately 5 to 10 feet in true thickness. UDDH # 5, 6, 7, and 13 have single thinner intercepts, ranging from approximately 3 to 7 feet in true thickness. Thicker intervals are needed for these intervals to be actually mineable.

POTENTIALLY MINEABLE INTERCEPTS BY AREA AND STRATIGRAPHIC HORIZON

TABLE 1.2

Drill Hole Number (UDDH#)	Area	Stratigraphic Horizon	From (feet)	To (feet)	Thickness (feet)	True Thickness (feet)	Ag. Equiv. (opt)	Zn Equiv. (%)	Dollar Value ($)
12	3400	UD-LWAQ	194.0	195.3	1.3	0.7	9.57	4.54	$86.28

1	4400	UD-LWAQ	276.8	277.3	0.5	0.4	23.19	11.01	$209.15
1	4400	LCAQ	545.0	546.9	1.9	0.9	45.73	21.71	$412.44
3	4400	LCAQ	588.6	590.6	2.0	1.5	16.30	7.74	$147.00
4	4400	MQ/BSZ	337.6	338.6	1.0	0.6	185.4	88.08	$1,673.57
4	4400	LCAQ	532.7	533.7	1.0	0.6	16.14	7.66	$145.57
6	4400	UD-LWAQ	184.0	185.0	1.0	0.8	22.49	10.68	$202.89
6	4400	MQ/BSZ	374.0	378.5	4.5	3.2	6.91	3.28	$62.30
7	4400	MQ/BSZ	389.0	390.0	1.0	0.5	6.55	3.11	$59.13
7	4400	MQ/BSZ	401.4	402.8	1.4	0.9	14.58	6.92	$131.49
8	4400	UD-LWAQ	223.3	224.3	1.0	0.8	25.78	12.24	$232.57
8	4400	MQ/BSZ	252.3	254.4	2.1	1.8	162.03	76.92	$1,451.49
8	4400	LCAQ	538.9	539.9	1.0	0.8	10.89	5.17	$98.24
9	4400	UDL	293.7	294.3	0.6	0.4	36.63	19.42	$256.41
9	4400	MQ/BSZ	434.6	435.6	1.0	0.8	23.13	12.27	$161.93
10	4400	LCAQ	377.7	379.7	2.0	1.8	11.02	5.23	$99.40

Significantly Mineralized Intercepts (Table 1.2) are intercepts of higher grade, but not of potentially mineable thickness. Thus they do not represent mineralization that can be mined, milled, and refined at a profit. True thicknesses of these intercepts range from 0.4 to 1.8 feet. Grades range from 185.4 opt equiv. Ag and 88.08% equiv. Zn in UDDH #4 to 6.55 opt equiv. Ag and 3.11% equiv. Zn in UDDH #7 (Table 1.2).

Summary graphic logs of each of the 13 UDDH drill holes are in Appendix 6.0. These logs show the Informal Members of the Callville Limestone and histograms of the silver and zinc equivalent thicknesses and grades. Along with Appendix 7.0, the graphic logs clearly show and summarize the overall relationship of stratigraphy and mineralization.

Behre Dolbear believes that the thickness and permeability of the Major Quartzite/Big Sandy Zone Informal Member (MQ/BSZ) have played a major role in the localization of three of the four most vertically and laterally persistent mineralized zones in the Lower Deer Trail Mine. These three zones occur within the MQ/BSZ Informal Member and straddle its contacts with the overlying Lower Dark Lentil Informal Member (LDL) and the underlying Lower Carbonate and Quartzite Informal Member (LCAQ). Behre Dolbear calls this horizon the MQ/BSZ Horizon.

The zones within the MQ/BSZ Horizon are named the 3400 East Stope Zone, the DeBie Zone, and the Rosa de Marcos Zone. These zones extend from the 3400 to the 4400 Areas and arguably possess the highest overall average base and precious metal grades present in the Callville Limestone. The only major mineralized horizon that has been mined that does not occur in the MQ/BSZ Horizon is in the UDL Member in the 200 Level workings.

All samples were analyzed for a 34-element suite of major and potentially significant trace elements that may serve as pathfinders to the metals of economic interest.  These trace pathfinder elements are part of the alteration and mineralizing process but may be more wide-spread than gold, silver, copper, lead, and zinc and therefore may serve as guides to valuable mineralization. Anomalous levels of the five base and precious metals are the best pathfinders for those same metals. The pathfinder trace elements at the Deer Trail Mine include arsenic, barium, bismuth, fluorine, manganese, mercury, molybdenum, tungsten, and yttrium. Manganese is the most significant pathfinder, and there is a strong association between manganese-rich lithologies and significant- to high-grade base and precious metal intercepts.

In the “SUMMARY OF CONCLUSIONS AND RECOMMENDATIONS,” the report states that Behre Dolbear’s work yielded three targets within the PTH Tunnel of the Lower Deer Trail Mine that may merit exploration.  Two of these are hosted by the Callville Limestone and one occurs in the Toroweap Sandstone.

The 3400 Area is the most prospective of the three potential exploration targets.  Behre Dolbear defines the 3400 Area as encompassing the 3400 East Stope, the approximately 200 horizontal feet between it and UDDH #11 and #12 and the immediate environs of the latter 2 holes. The target is the MQ/BSZ Member of the Callville Limestone, particularly the mineralized zones occurring at the MQ/BSZ’s upper and lower extremities that respectively correspond to the 3400 East Stope and Rosa de Marcos Zones.  That span of mineralized strata is called the MQ/BSZ Horizon.

The potential of the 3400 Area is suggested by the following:

• Weighted average grades calculated from all the Potentially Mineable Intercepts are 0.033 opt Au, 4.99 opt Ag, 0.22% Cu, 0.72% Pb, and 1.01% Zn.  The preceding are suggestive of the tenor of mineralization that might be extracted from zones in the 3400 and 4400 Areas;

• The preceding grades are similar to but lower than the reported grades from the 3400 East Stope bulk sample (0.055 opt gold, 8.40 opt silver, 0.289% copper, 1.58% lead, and 1.65% zinc) and lower than the grades from both the bulk sample and the combined past mining at all levels within and below the PTH Tunnel in the 3400 Area (0.19 opt Au, 13.62 opt Ag, 0.61% Cu, 2.96% Pb, and 7.21% Zn);

• Although the weighted average grades of all the Potentially Mineable Intercepts are lower than the grades from past mining and the bulk sample, the three individual intercepts in UDDH #11and #12 in the 3400 Area have Potentially Mineable grades and thicknesses; and

• Underground workings already exist in the favorable MQ/BSZ Horizon in the 3400 Area. The favorable horizon can be drilled with relatively short holes, making the 3400 Area a more prospective exploration target than the 4400 Area.

To decide if exploration in the 3400 Area mineralization is warranted, initial attention should focus on determining if the intercepts in UDDH #11 and #12 within the Rosa de Marcos Zone, the DeBie Zone, and the 3400 East Stope Zone are economic. If they are, follow-up drilling should initially key in on those two holes, preceded by underground surveying, mapping and sampling and development of cross sections at right angles into a three-dimensional model.

The 4400 Area is the second of the potential exploration targets. The main targets are hosted by the MQ/BSZ Horizon. These targets are located approximately 200- to 300-feet below the main level of the PTH Tunnel. Specific exploration targets in the MQ/BSZ Horizon are shown by holes UDDH #1, #2, and #3.  In addition to the Potentially Mineable Intercepts located here, many of the Significantly Mineralized intercepts drilled at this location may be laterally correlative with thicker intercepts, thus expanding the zones where Potentially Mineable mineralization may exist. Exploration in the 4400 Area would be contingent upon developing mineral resources and mineral reserves in the 3400 Area and successfully mining them.

If expanded work in the 4400 Area is justified, it should focus on the MQ/BSZ Horizon and entail the same surveying, mapping, sampling, and development of a three-dimensional model as recommended in the 3400 Area. In particular, the Noranda drill logs should be reinterpreted and correlated with the Callville Limestone stratigraphy defined by Behre Dolbear. Deeper mineralization in the CBA Informal Member of the Callville Limestone is another potential exploration target in the 4400 Area.

The 8600 Area is the third potential exploration target. Mineralization is hosted by the Toroweap Sandstone rather than the Callville Limestone. Features recommending the target include:

• All tonnage (about 66,000 tons) mined here between 1963 to late 1980 averaged 0.099 opt Au, 10.80 opt Ag, 12.76% Zn, 7.47% Pb, and 0.21% Cu ; and

• The grades for the last mining during 1980 were slightly lower but still potentially economic (0.032 opt Au, 4.60 opt Ag, 5.30% Zn, 4.10% Pb, and 0.15% Cu).

Access to the 8600 Area is poor, and federal regulations would require additional connections to the surface before mining could be resumed. Behre Dolbear recommends that UNICO should first determine current mining and milling costs for the 8600 Area mineralization before estimating the size and grade potential in that area.

Behre Dolbear points out that there are mitigating factors that UNICO/Deer Trail should take into account in making its exploration decisions on the targets located in the 3400, 4400, and 8600 Areas. The most significant of these include the following:

• Behre Dolbear cannot predict whether additional exploration will find grades similar to those in UDDH #1-13, the bulk sample, or past mining;

• The silver and zinc equivalent grades and the associated dollar values of the Potentially Mineable Intercepts are calculated from highly variable amounts of gold, silver, and base metals in the different intervals;

• Silver and zinc equivalent grades do not indicate the variability of the five metals;

• Given the variability of the five potentially valuable metals, it may be difficult to maintain a uniform mill feed of these five metals in a mining operation;

• Noranda Exploration, Inc. concluded that milling followed by a cyanide vat-leach process to recover only gold and silver would be marginally more economic than recovering the gold, silver, and base metals in a flotation concentrate to be smelted and refined, further indicating the variability and generally low grades of the base metals over mineable widths; and

• Behre Dolbear has not estimated tonnages of mineralized material or mining and processing costs.

 TABLE 7.1

STRATIGRAPHIC TOPS (BOLD) AND UNCORRECTED THICKNESSES (PARENTHESES) OF INFORMAL MEMBERS OF THE PENNSYLVANIAN CALLVILLE LIMESTONE, DEER TRAIL MINE, PIUTE COUNTY, UTAH

Hole #	OGS	UWAQ	CBA	UD-LWAQ	UDL	LD-LWAQ	LDL	MQ/BSZ	LCAQ
UDDH #1 -45º/102º 740 ft	0 ft* (44.8 ft)	44.8 ft (65.0 ft)	109.8 ft (77.7 ft)	187.5 ft (103.2 ft)	290.7 ft (17.1 ft)	307.8 ft (26.2 ft)	334.0 ft (19.0 ft)	353.0 ft (64.2 ft)	417.2 ft (322.9 ft)
UDDH #2 -40º/102º 654 ft	0 ft* (50.5 ft)	50.5 ft (63.8 ft)	114.3 ft (82.2 ft)	196.5 ft (112.3 ft)	308.8 ft (9.4 ft)	318.2 ft (29.6 ft)	347.8 ft (17.3 ft)	365.1 ft (65.0 ft)	430.1 ft (217.9 ft)
UDDH #3 -42º/92º 782 ft	0* ft (58.4 ft)	58.4 ft (65.3 ft)	123.7 ft (78.0 ft)	201.7 ft (127.2 ft)	328.9 ft (11.7 ft)	340.6 ft (28.5 ft)	369.1 ft (24.3 ft)	393.4 ft (67.4 ft)	460.8 ft (321.2 ft)
UDDH #4 -42º/150º 554 ft	0 ft* (63.3 ft)	63.3 ft (69.3 ft)	132.6 ft (80.1 ft)	212.7 ft (59.1 ft)	271.8 ft (11.6 ft)	283.4 ft (26.9 ft)	310.3 ft (19.3 ft)	329.6 ft (84.1 ft)	413.7 ft (140.3 ft)
UDDH #5 -55º/102º 664 ft	0 ft* (40.6 ft)	40.6 ft (63.6 ft)	104.2 ft (66.1 ft)	170.3 ft (78.2 ft)	248.5? ft (9.0 ft)	257.5? ft (34.0 ft)	291.5 ft (35.5 ft)	327.0 ft (76.1 ft)	403.1 ft (260.9 ft)
UDDH #6 -45º/21º 409 f t	0 ft* (75.2 ft)	75.2 ft (56.9 ft)	132.1 ft (6.9 ft)	139.0 ft (94.7 ft)	233.7 ft (7.7 ft)	241.4 ft (27.6 ft)	269 ft (42.6 ft)	311.6 ft (71.7 ft)	383.3 ft (25.7 ft)
UDDH #7 -58º/298 733 ft	0 ft* (42.6 ft)	42.6 ft (56.1 ft)	98.7 ft (43.8 ft)	142.5 ft (125.1 ft)	267.6 ft (13.8 ft)	281.4 ft (54.9 ft)	336.3 ft (32.9 ft)	369.2 ft (106.5 ft)	457.7? ft (257.3 ft)
UDDH #8 -75º/298º 565 ft	0 ft* (40.9 ft)	40.9? ft (15.4 ft)	56.3? ft (47.7 ft)	104.0 ft (82.3 ft)	186.3 ft (8.4 ft)	194.7 ft (33.6 ft)	228.3 ft (11.8 ft)	240.1 ft (82.8 ft)	322.9 ft (242.1 ft)
UDDH #9 -45º/116º 460 ft	0 ft* (73.4 ft)	73.4 ft (28.6 ft)	102.0 ft (46.3 ft)	148.3 ft (138.4 ft)	286.7 ft (11.2 ft)	297.9 ft (17.7 ft)	315.6 ft (8.5 ft)	324.1 ft (115.1 ft)	439.2 ft (20.8 ft)
UDDH #10 -75º/0º 459 ft	0 ft* (47.8 ft)	47.8 ft (48.9 ft)	96.7 ft (39.3 ft)	136.0 ft (77.6 ft)	213.6 ft (9.3 ft)	222.9 ft (33.6 ft)	256.5 ft (32.6 ft)	289.1 ft (67.1 ft)	356.2 ft (102.8 ft)
UDDH #11 +45º/258º 454 ft	454.9 ft*** (90.6 ft)	363.4 ft (27.7 ft)	335.7 ft? (71.7 ft)	264.0 ft (104.6 ft)	159.4? ft (9.8 ft)	149.6? ft (29.2 ft)	120.4? ft (16.3 ft)	104.1 ft** (104.1 ft)	CAH
UDDH #12 +45º/162º 355 ft	355.0 ft*** (28.5 ft)	326.5 ft (30.9 ft)	295.6?? (7.7 ft)	287.9?? ft (157.9 ft)	130.0?? ft (7.8 ft)	122.2?? ft (26.7 ft)	95.5?? ft (108.0 ft)	77.5 ft** (77.5 ft)	CAH
UDDH #13 -65º/125º 420 ft	CBH	CBH	CBH	CBH	CBH	CBH	CBH	CBH	0 ft* (420.0 ft)

*True stratigraphic top lies above drill collar.

**True stratigraphic top lies below drill collar.

*** True stratigraphic top lies above end of “up-hole.”

CBH – “Down-hole” drilled at negative angle collared stratigraphically below base of horizon or Informal Member.

CAH – “Up-hole” drilled at positive angle collared stratigraphically above top of horizon or Informal Member.

TABLE 7.2

POTENTIALLY MINEABLE INTERCEPTS

Drill Hole Number	From	To	Thick-ness	True Thick-ness	Gold (opt)	Silver (opt)	Copper (opt)	Lead (%)	Zinc (%)	Silver Equiv- alent (opt)	Zinc Equiv- Alent (%)	Dollar Value ($)

UDDH01	365.5	377.2	11.7	10.3	0.072	4.96	0.01	0.07	0.14	9.37	4.45	$84.50
	406.6	417.2	10.6	9.6	0.031	5.14	0.11	0.68	1.55	11.4	5.41	$192.83
	442.2	462.5	20.3	17.2	0.011	2.93	0.17	1.09	1.74	9.23	4.38	$83.23

UDDH02	378.0	385.0	7.0	6.6	0.084	17.02	0.54	0.37	0.36	25.39	12.06	$229.06
	417.9	425.5	7.6	6.8	0.049	14.08	0.01	0.07	0.05	17.05	8.10	$153.83
	540.3	564.0	23.7	22.1	0.014	2.57	0.11	1.18	1.18	7.70	3.66	$69.50

UDDH03	395.0	410.7	15.7	13.4	0.051	4.35	0.04	0.19	0.19	7.97	3.78	$71.85

UDDH05	322.0	325.3	3.3	3.2	0.038	6.82	0.36	2.92	1.60	17.27	8.20	$155.75

UDDH06	374.0	378.5	4.5	3.2	0.011	1.52	0.13	0.84	1.54	6.91	3.28	$62.30

UDDH07	616.3	624.7	8.4	7.3	0.005	1.42	0.35	1.93	3.22	12.33	5.85	$111.18

UDDH10	96.7	135.4	38.7	30.5	0.043	2.19	0.14	0.56	0.69	7.37	3.50	$66.48
	283.7	295.0	11.3	9.8	0.037	3.54	0.02	0.46	0.55	7.33	3.48	$66.14

UDDH11	8.6	13.4	4.8	3.7	0.146	19.02	0.50	0.75	0.91	32.26	15.32	$290.99
	103.3	112.0	8.7	7.5	0.032	11.14	0.68	1.34	1.74	21.30	10.11	$192.14

UDDH12	5.8	61.0	55.2	33.0	0.018	5.37	0.44	0.41	0.77	10.54	5.00	$95.08
	220.0	230.3	10.3	5.2	0.016	2.00	0.05	0.17	1.65	6.79	3.22	$61.21

UDDH13	77.9	82.6	4.7	4.4	0.008	2.89	0.35	1.42	1.86	10.49	4.98	$94.65

A report titled: “Evaluation of the Deer Trail Tailings at the Deer Trail Mine, Piute County, Utah” was submitted by Behre Dolbear as final to the Company on September 18, 2008  and the report summary is included here as follows:

Behre Dolbear & Company (USA), Inc. (Behre Dolbear) has evaluated the Upper Tailings Dump at the Deer Trail Mine for UNICO, Inc. (UNICO) and the Deer Trail Mining Company, LLC (Deer Trail). The study estimates the tonnage of material and the average grades and contained ounces of gold and silver in the Upper Tailings Dump. Deer Trail personnel provided data from two different drilling programs to Behre Dolbear. The two programs covered the same area and were performed in 1990 by Energy Fuels Nuclear, Inc. (Energy Fuels) and in 1993 by Ecology Mining Company (Ecology Mining). In both programs, the drill holes were spaced approximately 50 feet apart.

The 1990 Energy Fuels drilling program consisted of 64 drill holes along with assays for gold and silver at approximately 5-foot intervals down the hole. In addition to samples taken within the tailings dump, all but two of the holes penetrated the soil below the tailings. Only 39 of the sub-soil locations were assayed, and one location had no silver assay.

The 1993 program by Ecology Mining consisted of at least 51 drill holes in the Upper Tailings Dump. A memo from Lionel Koon to Hal Cooper dated February 10, 1994 contains assays for some of the drill holes through DH51. Gold and silver analyses were performed for selected intervals down the holes, but were not performed on each interval. Because of the incompleteness of the data available, Behre Dolbear made no grade estimates for the 1993 program. Tonnages of tailings material were calculated based on the 51 drill holes recorded by Ecology Mining in 1993.

The calculation of volumes, tonnages, and gold and silver average grades and contained ounces for the 1990 data can only be considered approximate and for reference only because origins of the input data available are not substantiated in any other way than appearance on a printed table of unknown origin. No reports, chain of sample custody, original sample remains, or any other information is available for these samples. Therefore, Behre Dolbear cannot verify either the 1990 or the 1993 data.

Behre Dolbear’s evaluation focused only on the tonnage of the tailings dump and associated gold and silver grades. The results of the Behre Dolbear evaluation and the two drilling programs performed in 1990 and 1993 are shown in Table 1.1.

TABLE 1.1 SUMMARY OF TONNAGES, GRADES, AND CONTAINED OUNCES OF BEHRE DOLBEAR EVALUATION AS COMPARED TO PREVIOUSLY REPORTED QUANTITIES
Source	Tonnage (short tons)	Average Gold Grade (opt)	Average Silver Grade (opt)	Contained Gold[a] (ounces)	Contained Silver[a] (ounces)
BD 2007 – 1990 data, Lower[b] (Natural Neighbor Method)	80,300	0.032	2.62	2,500	218,300
BD 2007 – 1990 data, Higher[b] (Minimum Curvature Method)	102,500	0.031	2.70	3,100	294,000
BD 2007 – 1993 data, Lower[c] (Natural Neighbor Method)	82,400	NA	NA	NA	NA
BD 2007 – 1993 data, Higher[c] (Minimum Curvature Method)	103,400	NA	NA	NA	NA
1990 Energy Fuels, Pratt Memo to Andrus	132,540[d]	0.031	2.66	--	--
1990 Energy Fuels Data, Sub-soil (39 samples)	--	0.015	0.989	--	--
1993 Ecology Mining Map	76,836[e]	--	--	--	--
1993 Ecology Mining Grades From Several Sources (51 drill holes)	--	0.030 to 0.045	2.416 to 3.710	--	--
2004 Ash Report [f]	105,000	0.031	2.85	--	--

[a] No recoveries were applied . Contained ounces are obtained by summing gridded values, not by multiplication of ounces and tons.

[b] 1990 Energy Fuels data obtained from printed spreadsheet.

[c] 1993 Ecology Mining data obtained from map.

[d] Tonnage reported by Deer Trail (Ash Report, 2004), attributed to J.M. Pratt (original report not available). Some tonnage may have come from other mines that were milled at Deer Trail.

[e] From map: 62,980 cu. yd. converted to tons using a tonnage factor of 1.22 tons/cu. yd.

[f] Estimate compiled by Wayne Ash from all available sources.

The evaluation of tonnage and grade was made using two different methods; the Natural Neighbor method and the Minimum Curvature method (see Appendix 3.0 for more explanation of these methods). The Natural Neighbor method calculates a grid only within the boundaries of the drill holes and is a most conservative estimate compared to other methods. The Minimum Curvature method is less conservative than Natural Neighbor, and produces a higher result, primarily because more area is included in the estimate. The estimates produced with this study are within the same ranges as the estimates in earlier studies.

Behre Dolbear used a tonnage factor of 1.22 tons per cubic yard for the tonnage estimates in this report. The tonnage factor was determined by Deer Trail in recent tests, but was not confirmed by Behre Dolbear. Details explaining the determination of the tonnage factor are included in Appendix 1.0.

A report of results about the 1990 Energy Fuels drilling program is not available, but the Ash 2004 deposit assessment report refers to a tonnage estimate of 132,540 tons by J.M. Pratt in a memo written to J.R. Andrus. This is about 28% higher tonnage than the other reports and the calculations done by Behre Dolbear. The Ash 2004 report speculates that the tonnage estimate was probably generated with a computer from drill hole data and a topographic survey. The report also speculates that ore from other mines was milled at Deer Trail.

Fire assay grades from the 1993 drilling project were reported in a memo from Lionel Koon to Hal Cooper (Ecology Mining). Because of uncertainties about origins of the analyses and because continuous intervals down the hole were not assayed, only tonnages were calculated for the 1993 data. Behre Dolbear observes that the grades from all the sources other than the Koon memo differ by less than 5%.

The 1990 drilling penetrated the soil below the original tailings level with the expectation that gold and silver from the tailings could have leached into the soil below (sub-soil). The drilling and subsequent assays of the soils did result in measurable gold and silver grades. Sub-soil assays were not available for all drill holes, so no estimate was made of the possible quantity of gold and silver or tonnage in the sub-soil.

Although Behre Dolbear cannot verify either the 1990 or the 1993 data, it is reasonable to use the averages of those tonnage and grade estimates as an approximation of the actual tonnage and grades of the material in the Upper Tailings Dump. Those averages are 92,150 tons at grades of 0.03 ounces per ton (opt) gold and 2.66 opt silver. Behre Dolbear has also not verified the tonnage factor provided by Deer Trail to calculate tonnages from estimates of volumes.

The United States Securities and Exchange Commission (SEC) in its requirements for information disclosure for the mining industry does not recognize the term “resource”. Mineralization that is classified as a resource in some other jurisdictions is called mineralized material by the SEC. Mineralized material is defined as a mineralized body, which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. The SEC allows companies to publish tonnage and grade estimates of mineralized material but not estimates of contained metal.

Based on this definition and the above calculated averages, Behre Dolbear classifies the tailings material in the Upper Tailings Dump as Mineralized Material estimated to contain approximately 92,150 tons at grades of 0.03 opt gold and 2.66 opt silver. Additional drilling and an economic analysis would be required to classify the tailings as a Reserve. To verify the data, Behre Dolbear recommends that UNICO drill ten to fifteen holes distributed throughout the deposit, sample, and assay the drilled material for gold and silver, statistically analyze the data, and compare the results with the results from the 1990 and 1993 drilling programs. Behre Dolbear also recommends that UNICO produce a new surface contour map of the tailings as erosion subsequent to the 1990 and 1993 contour maps may have removed and/or redistributed some of the tailings. In addition, UNICO should determine a more accurate tonnage factor. All the resulting data, if sufficiently comparable with the 1990 and 1993 data, should be used to estimate tons, grades, and contained ounces of gold and silver. If not sufficiently comparable, the entire tailings deposit should be re-drilled.

An economic analysis using the estimates of tons, grades, and contained metals must be carried out to produce an SEC-compatible Reserve.

Table 1.1 summarizes the results of Behre Dolbear’s evaluation of the two drilling programs performed in 1990 and 1993. The table also shows the results of estimates from others based on those two drilling programs.

Behre Dolbear cannot verify either the 1990 or the 1993 data. However, the four tonnage estimates by Behre Dolbear and the two grade estimates for gold and silver (Table 9.1) are not significantly different from each other. In addition, those estimates are not widely different from the other estimates cited in that table. Therefore, it is reasonable to use the average of the Behre Dolbear tonnage and grade estimates as an approximation of the actual tonnage and grades in the Upper Tailings Dump. Behre Dolbear has used but has not verified the tonnage factor estimated by Deer Trail to calculate the tonnages from its estimates of volumes. The calculated averages are 92,150 tons of tailings at grades of 0.03 opt gold and

2.66 opt silver.

UNICO has requested that Behre Dolbear classify the tailings in accordance with the mining disclosure policy of the United States Securities and Exchange Commission (the SEC). Additional drilling and an economic analysis would be required to classify the tailings as a Reserve. That work is beyond the scope of the current project. The SEC does not recognize the term “resource” to classify mineralization for investor information purposes. Mineralization classified as resources in some other jurisdictions, including Canada, is called mineralized material by the SEC. “Mineralized material” is defined as a mineralized body which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility.

Based on this definition and the calculated tonnages and grades cited above, Behre Dolbear classifies the Upper Tailings Dump as containing approximately 92,150 tons of Mineralized Material averaging 0.03 opt gold and 2.66 opt silver.

As pointed out above, Behre Dolbear cannot verify the data used to estimate the tons and grades. To verify the data, Behre Dolbear recommends that UNICO drill ten to fifteen holes distributed throughout the tailings pile. That number of holes is approximately 20% of the holes drilled by Energy Fuels in 1990. The drilled material should be sampled in five-foot intervals and assayed for gold and silver. The resulting data should be statistically analyzed and compared with the results from the 1900 and 1993 drilling programs. Behre Dolbear also recommends that UNICO produce a new contour map of the surface of the tailings pile. As pointed out in Section 5.2, erosion subsequent to the 1990 and 1993 contour maps used by Behre Dolbear may have removed and/or redistributed some of the tailings. In addition, UNICO should determine a more accurate tonnage factor. All the resulting data, if sufficiently comparable to the1990 and 1993 data should be used to estimate tons and grade and contained ounces of gold and silver. If not sufficiently comparable, additional drilling should be performed to completely redrill the tailings.

An economic analysis using the estimates of tonnage, grade, and contained metals must be carried out to produce an SEC-compatible Reserve. That analysis must consist of a determination of mining, processing, and general and administrative costs to mine. Since the material will be processed by the Deer Trail mill, the recoveries of gold and silver in that mill must be determined as a part of that analysis.

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

The Deer Trail Mining Company has completed the reconstruction work of the floatation circuit at the mill and processing facility at the Deer Trail Mine. Testing of the floatation circuit is currently underway utilizing screened material from the stockpiles on site of ore that was mined in 2001.

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

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The lease was renewed multiple times and assigned to Unico’s subsidiary, Bromide Basin Mining Company, LLC.  The lease expired October 31, 2007, and the Company chose not to extend it or exercise the purchase option.

The primary purpose of the agreement was to allow Bromide Basin Mining Company access to the claims to conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising the purchase option from Kaibab Industries.  The Company concluded its evaluation of the property, and determined that the leased premises under the Kaibab Mining Lease is not feasible for large scale mining activities by Bromide Basin Mining Company.

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

▪

Acquire new mining equipment including a crushing unit to improve operations at the Deer Trail Mine;

▪

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

▪

Commence a feasibility study on the potential of the mining claims at the Silver Bell Mine beginning in the Spring of 2009.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $2,500,000 is needed in the next 120 days.  Subsequent to the quarter ending August 31, 2008, the Company received $150,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately $3,350,000 during the fiscal year ending February 28, 2009 to fulfill the 12-month plan.

Reverse Stock Split

Effective June 30, 2008 the Company’s common stock underwent a 1 for 500 reverse stock split.  As a result, the number of outstanding shares of the Company’s common stock as of June 30, 2008 decreased from 4,940,363,072 pre-reverse split shares to 9,880,727 post-reverse split shares.  Share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.  As of August 31, 2008, the Company had 10,492,729 post reverse shares of common stock issued and outstanding.

Results of Operations

For the three months ended August 31, 2008 and August 31, 2007, Unico reported no revenues.  For the six months ended August 31, 2008 and August 31, 2007, Unico reported no revenues.

During the three months ended August 31, 2008 the Company incurred total operating expenses of $502,360, an increase of $17,048 from the $485,312 of total operating expenses incurred in the three months ended August 31, 2007.  The increase is due primarily to an increase of $21,954 in depreciation and $112,795 in salaries and wages at the mill for test runs of product in the last three months, partially offset by decreases of $33,107 in general and administrative expense, $51,299 in professional fees, and $33,295 in drilling, exploration and maintenance expense. During the six months ended August 31, 2008 the Company incurred total operating expenses of $1,119,712, an increase of $219,434 from the $900,278 of total operating expenses incurred in the six months ended August 31, 2007.  The increase is primarily attributed to a $246,249 increase in salaries/wages and a $43,146 increase in depreciation, partially offset by a $52,213 decrease in professional fees and a $18,494 decrease in drilling, exploration and maintenance expense from the comparative period in 2007.  The increase in total operating expenses for the six months ended August 31, 2008 is attributable to the increase in milling activities associated with testing of the mill.

During the three months ended August 31, 2008, interest expense was $782,457, a decrease of $1,156,996 from the $1,939,453 of interest expense recorded in the three months ended August 31, 2007.  During the three months ended August 31, 2008, the Company recorded a derivative loss on debentures of $296,288 as compared to a $220,084 derivative gain that was recorded on debentures in the three month period ended August 31, 2007.  Loss on settlement of debt was $0.00 in the three months ended August 31, 2008, a decrease of $3,795,868 from the $3,795,868 loss on settlement of debt incurred during the three months ended August 31, 2007.  During the six months ended August 31, 2008, interest expense was $1,695,148, a decrease of $939,812 from the $2,634,960 of interest expense recorded in the six months ended August 31, 2007.  During the six months ended August 31, 2008, the Company recorded a derivative loss on debentures of $277,818 as compared to a $210,336 derivative gain that was recorded on debentures in the six months period ended August 31, 2007.  Loss on settlement of debt was $0.00 in the six months ended August 31, 2008, a decrease of $7,929,184 from the $7,929,184 loss on settlement of debt incurred during the six months ended August 31, 2007.    The Company attributes the decrease in interest expense in the six months ended August 31, 2008 to a decrease in the amount of debentures issued in the current six month period compared to the same period a year ago.  The Company attributes the increase in the derivative loss to the larger increase in the defaulted debt in the six month period ended August 31, 2008 compared to the six month period ended August 31, 2007.  The Company attributes the substantial decrease in the loss on settlement of debt in the six month period ended August 31, 2008 to the fact that no debentures were converted to common stock through litigation settlements during the six months ended August 31, 2008 while a substantial amount of debentures were converted to common stock through litigation settlements during the six month period ended August 31, 2007.

During the three months ended August 31, 2008, Unico experienced a net loss in the amount of $1,578,192 or approximately ($0.16) per share, compared to a net loss of $5,996,696 or approximately ($1.11) per share for the same period in 2007.   During the six months ended August 31, 2008, Unico experienced a net loss in the amount of $3,089,709 or approximately ($0.31) per share, compared to a net loss of $11,248,483 or approximately ($2.75) per share for the same period in 2007.

Unico attributes the $4,418,504 decrease in net loss for the three month period ended August 31, 2008 and the $8,158,774 decrease in net loss for the six month period ended August 31, 2008 compared to the respective three month period and six month period ended August 31, 2007, primarily to a decrease in loss on settlement of debt based on the fact that there were no shares of common stock issued for settlement of debt during the current period compared to a large number of shares issued through litigation settlements for the settlement of debt in the previous period.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of August 31, 2008 the Company had a deficit in working capital of $18,317,909.  The Company has accumulated $64,014,398 of net operating losses through August 31, 2008, of which approximately $12,000,000 may be used to reduce taxes in future years through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $3,041,694 in the six month period ended August 31, 2008, from a deficit of ($8,653,504) as of February 29, 2008 to a deficit of ($11,695,198) as of August 31, 2008.

The Company’s cash as of August 31, 2008, when combined with $150,000 additional cash the Company received in September 2008, will sustain operations for approximately 30 days.  The Company needs to raise approximately $3,350,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $2,500,000 is needed in the next 120 days.  The Company has effected a reverse stock split of its issued and outstanding shares so that the Company will have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $7,603,408 of convertible debentures into shares of the Company’s common stock.  These additional authorized, but unissued, shares will also allow the Company to raise additional capital through the sale of shares of restricted common stock.

Our auditors have issued a "going concern" opinion in note 7 of our February 29, 2008 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $3,350,000 in equity, debt or through other financing transactions in the next 12 months (of which $2,500,000 is needed in the next 120 days), we believe that Unico will have sufficient funds to meet operating expenses until income from mining operations are sufficient to cover operating expenses.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer, Mark A. Lopez and Kenneth C. Wiedrich, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of August 31, 2008.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter ended August 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 29, 2007, Bromide Basin Mining Company, LLC was served with a lawsuit filed on April 10, 2008 by Kaibab Industries, Inc. in Maricopa County, Arizona state court (No. CV2008-008121).  The plaintiff alleged that Bromide Basin Mining Company, LLC owed $30,000 in rent for the months of May through October 2007, when the mining lease expired.  The plaintiff also alleged that Bromide Basin Mining Company, LLC failed to vacate the premises and that it owed an additional $5,000 per month as a holdover tenant commencing November 1, 2007 until it vacated the premises.  The plaintiff also asked for interest, attorney’s fees and court costs.  Bromide Basin Mining Company, LLC vacated the premises at the termination of the mining lease.  The Company reached an agreement to settle this lawsuit in July 2008 for $30,000.

.

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs allege that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The plaintiffs seek no less than $20 million in damages from the named defendants, as well as injunctive relief, interest, attorney's fees, and court costs.  Plaintiffs are seeking a determination that they are appropriate representatives of Unico shareholders to bring a derivative suit, which is a prerequisite to bringing such a claim under California Corporations Code section 800.  The defendants deny any liability, and are defending the lawsuit.

On September 30, 2008, a lawsuit was filed by Cache Valley Electric Company against Unico, Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 080921346) in which the plaintiff alleges that it provided goods and services to Unico in the amount of $191,615.82, for which it has not received payment.  The plaintiff alleges that Unico breached the contract by failing to pay for the goods and services, and is seeking a money judgment against Unico in the amount of $191,615.82 together with interest thereon at the statutory rate and court costs.  Unico intends to negotiate a settlement of the lawsuit.

Item 1A. Risk Factors.

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From March 1, 2008 through August 31, 2008 Unico issued convertible debentures (“Debentures”) aggregating approximately $1,290,000 to Moore Investment Holdings that were unpaid as of August 31, 2008.  All of the outstanding Debentures issued by Unico before February 29, 2008 which aggregate approximately $6,313,408 are in default.  The Debentures are due in 180 days from their issuance dates, bear interest at 8% per annum, and provide that the principal amount and accrued interest are convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to delivering the notice of conversion.

Subsequent to the quarter ending August 31, 2008, Unico received $150,000 through the issuance of new convertible debentures containing the same terms.

Unico issued 500,000 shares of Unico’s common stock for conversion of $24,474 of interest and $5,526 of principal of outstanding debentures in the six month period ended August 31, 2008.  Subsequent to the quarter ended August 31, 2008 the Company issued 1,000,000 shares of Unico’s common stock for conversion of $43,430 in principal and $1,570 in interest of an outstanding debenture.  These shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

As of August 31, 2008, there are still outstanding approximately $7,603,408 in convertible debentures (less discounts of $629,195), and the holders of these debentures have the right to convert them to shares of the Company’s common stock.

All of the Debentures and shares of common stock were issued without payment of any underwriting discounts or commissions, and without the assistance of an underwriter.

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

For information concerning sales of other convertible debentures or shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2006, February 28, 2007 and February 29, 2008 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 28, 2006 and February 28, 2007, and Form 10-K for the fiscal year ended February 29, 2008, respectively.

Item 3. Defaults Upon Senior Securities.

From March 1, 2007 through February 29, 2008 Unico issued convertible debentures (“Debentures”) aggregating approximately $3,764,954 to Blue Marble., approximately $1,200,000 to Compass Capital Corporation and approximately $500,000 to Moore Investment Holdings that were unpaid, and of which $3,965,100 are in default, as of February 29, 2008.  From March 1, 2008 through August 31, 2008 an additional $1,290,000 of Debentures were issued to Moore Investment Holdings.  Some of the Debentures issued before March 1, 2008, were assigned to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico failed to pay the Debentures when due, a total of six (6) lawsuits were filed by certain Debenture holders against Unico in the Twelfth Circuit (State) Court in Florida from March 1, 2007 to February 29, 2008 seeking to collect the amounts owed.  Unico entered into settlement agreements to settle each of the lawsuits.  The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From March 1, 2007 until February 29, 2008, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 3,926,315,790 pre-split shares (7,852,632 post split shares) of its common stock.  As of August 31, 2008, Unico has approximately $6,313,408 in outstanding debentures that were in default.

There are no pending lawsuits seeking to collect on Debentures in default and there were no settlements made in the three month period ended August 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.119	Convertible Debenture No. 78 for $25,000 dated June 11, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.120	Convertible Debenture No. 79 for $45,000 dated June 19, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.121	Convertible Debenture No. 80 for $25,000 dated June 30, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.122	Convertible Debenture No. 81 for $10,000 dated July 14, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.123	Convertible Debenture No. 82 for $25,000 dated July 16, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.124	Convertible Debenture No. 83 for $100,000 dated July 18, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.125	Convertible Debenture No. 84 for $100,000 dated July 23, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.126	Convertible Debenture No. 85 for $200,000 dated August 7, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.127	Convertible Debenture No. 86 for $100,000 dated August 25, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)   Reports on Form 8-K

During the quarter ended August 31, 2008, the following Current Report on Form 8-K was filed by Unico:

1.

A Current Report on Form 8-K was filed on July 28, 2008 disclosing under Item 8.01 Other Events that Moore Investment Holdings, LLC purchased seven convertible debentures for an aggregate purchase price of $330,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: October 15, 2008	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer