Form 10-Q
period 2008-11-30
UNICO INC /AZ/
filed 2009-01-20
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

       OF 1934

             For the quarterly period ended November 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of January 12, 2009, the issuer had outstanding 23,679,981 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format    Yes [  ] No [X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

November 30, 2008

UNICO, INCORPORATED
Consolidated
Balance Sheets
	November 30,	February 29,
	2008	2008
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash	$7,947	$-
Accounts receivable	-	1,420
Prepaid expense	-	20,000
Total Current Assets	7,947	21,420
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	4,280,271	4,167,132
Construction in progress	2,324,005	2,174,952
Total Fixed Assets	6,604,276	6,342,084
Other Assets:
Cash- reclamation bonds	218,698	215,799
Deposit	20,947	8,947
Total Other Assets	239,645	224,746
Total Assets	$6,851,868	$6,588,250
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$3,142
Accounts payable	1,015,054	785,427
Wages payable	15,391	27,196
Accrued expenses	400	400
Reclamation obligations	154,805	144,862
Accrued interest payable	31,417	24,510
Accrued interest payable - related party (Note 2)	697,696	355,845
Taxes payable	13,607	17,369
Derivative liability	10,802,891	8,311,182
Debentures payable, (Note 3)	226,044	75,000
Debentures payable-related party net of discount (Note 2)	7,150,326	5,496,821
Total Current Liabilities	20,107,631	15,241,754
Total Liabilities	20,107,631	15,241,754
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value,21,980,607 and 9,880,726 shares issued and outstanding, respectively	21,981	9,881
Stock payable	999,000	999,000
Additional paid in capital	51,600,331	51,252,507
Accumulated deficit	(65,886,875)	(60,924,692)
Total Stockholders' Deficit	(13,255,763)	(8,653,504)
Total Liabilities and Stockholders' Deficit	$6,851,868	$6,588,250
.
The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
Consolidated
Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Total Revenues	$-	$-	$-	$-
Operating Expenses
Drilling, exploration and maintenance expense	228,811	331,616	58,475	142,786
Depreciation and accretion	179,919	115,774	61,834	40,835
Professional fees	312,013	261,628	108,243	5,645
Salaries/wages	619,596	233,563	221,718	81,934
General and administrative expense	320,014	357,460	90,371	128,563
Total Operating Expenses	1,660,353	1,300,041	540,641	399,763
Net Operating Loss	(1,660,353)	(1,300,041)	(540,641)	(399,763)
Other Income (Expense)
Interest expense	(2,388,614)	(4,372,702)	(693,466)	(1,737,742)
Interest income	2,969	5,878	-	475
Derivative gain (loss) on debentures	(916,223)	(634,217)	(638,405)	(844,553)
Other income (expense)	36	11,406	36	11,206
Loss on settlement of debt	-	(7,929,184)	-	-
Total Other Expense	(3,301,832)	(12,918,819)	(1,331,835)	(2,570,614)
LOSS FROM CONTINUING OPERATIONS	(4,962,185)	(14,218,860)	(1,872,476)	(2,970,377)
Income Tax Expense	-	(350)	-	(350)
Net Loss	$(4,962,185)	$(14,219,210)	$(1,872,476)	$(2,970,727)
Net Loss Per Share	$(0.44)	$(2.57)	$(0.14)	$(0.31)
Weighted Average Shares Outstanding	11,258,656	5,532,707	13,858,419	9,630,726

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
Consolidated
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ending
	November 30,
	2008	2007

Cash Flows from Operating Activities:
Net Loss	$(4,962,185)	$(14,219,210)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	179,919	115,774
Loss on settlement of debt	-	7,997,184
Derivative/Interest related to convertible debentures	2,860,286	4,748,900
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(2,899)	(1,734)
Prepaid expense	8,000	-
Deposits	-	1,513
Accounts receivable	1,420	(1,420)
Increase (Decrease) in:
Accrued expenses	429,656	211,932
Accounts payable and other liabilities	214,061	545,665
Net Cash Used by Operating Activities	(1,271,742)	(601,396)

Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(149,053)	(946,562)
Purchase of fixed assets	(283,116)	(3,093,204)
Sale of fixed assets	-	-
Net Cash Used by Investing Activities	(432,169)	(4,039,766)

Cash Flows from Financing Activities:
Decrease in cash overdraft	(3,142)	-
Issuance of convertible debentures	1,715,000	4,690,100
Net Cash Provided by Financing Activities	1,711,858	4,690,100
Net Increase (Decrease) in Cash	7,947	48,938
Cash at Beginning of Period	-	7,194
Cash at End of Period	$7,947	$56,132
Cash Paid For:
Interest	$14,897	$21,922
Income Taxes	$-	$-
Non-Cash Financing Activities:
Common stock issued for services	$-	$-
Common Stock issued for debt extinguishments	$220,410	$3,809,944
.

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2008

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

Fixed Asset Schedule
	November 30, 2008	November 30, 2007
Fixed Assets:
Furniture & Equipment	$2,092,549	1,157,963
Land	200,000	200,000
Patented mining claims	640,000	640,000
Mining Claim	2,360,000	2,360,000
Autos	65,814	65,814
Total	5,358,363	4,423,777
Less Depreciation	(1,078,092)	(853,175)
Net Equipment	$4,280,271	3,570,602

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

November 30, 2008

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

d.

Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a February 28th year-end.   The Company reports the operations of itself and its wholly owned subsidiaries on a consolidated basis.

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

f.

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

November 30, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES – cont.

g.      Recent Accounting Pronouncements

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

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  Ray Brown assigned $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. During the quarter ending November 30, 2008 the Company paid Ray Brown $3,690 in cash for interest owed and issued 324,803 shares of common stock for the conversion of  $13,987 of interest and $558 of principal due Ray Brown.  The Company has recorded an accrued interest payable of $3,690 for Ray Brown’s debenture and $47,825 for Joseph Lopez’s debenture as of November 30, 2008.  As of the quarter ended November 30, 2008, the Company owes Mr. Brown $448,956 in principal and $3,690 in interest, and it owes Joseph Lopez $114,466 in principal and $47,825 in interest.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble Investments and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were purchased by and assigned to Moore Investment Holdings, LLC (“Moore Investment Holdings”).  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company also issued convertible debentures of $500,000 to Moore Investment Holdings during the fiscal year ending February 29, 2008 for a total due Moore Investment Holdings of $5,679,954. During the quarter ending May 31, 2008 the Company issued an additional $660,000 of convertible debentures to Moore Investment Holdings and during the quarter ending August 31, 2008 the Company issued an additional $630,000 of convertible debentures.  During the quarter ending November 30, 2008 the Company issued an additional $425,000 of convertible debentures to Moore Investment Holdings. The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convertible at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  Moore Investment Holdings has assigned four debentures, one in the quarter ending August 31, 2008 that was originally issued on February 2, 2007 in the amount of $200,000 to Tuxedo Holdings and three in the quarter ending November 30, 2008 that were originally issued on (a) June 20, 2007 in the amount of $50,000, (b) January 4, 2008 in the amount of $25,000, (c) January 15, 2008 in the amount of $15,000 to Patrick Davis, a principal shareholder of Unico.

The summary of outstanding related party debt of $7,668,376 of which $6,049,954 is in default as of November 30, 2008 is as follows:

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2008

NOTE 2 – RELATED PARTY DEBENTURES – cont.

Moore Investment Holdings

$7,104,954

Ray Brown

$   448,956

Joseph Lopez

$   114,466

Total

$7,668,376

Less: Discount on debt

$   518,050

Net related part debt

$7,150,326

As of November 30, 2008 the Company has accrued $697,696 for interest due to related parties in regard to these outstanding debentures. This is net of a $28,800 reduction of interest for the issuance of 1,200,000 shares of common stock to Moore Investment Holdings.

NOTE 3 – CONVERTIBLE DEBENTURES

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble Investments and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings, a related party.  During the quarters ended May 31, 2008, August 31, 2008 and November 30, 2008 the Company issued $1,715,000 of convertible debentures to Moore Investment Holdings that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  During the quarter ended August 31, 2008 Moore Investment Holdings assigned a debenture that was originally issued on February 2, 2007 in the amount of $200,000 to Tuxedo Holdings of which $48,956 of the principal has been converted leaving a balance on the debenture of $151,044 as of the quarter ended November 30, 2008.  During the quarter ended November 30, 2008 Moore Investment Holdings assigned three debentures totaling $90,000 to Patrick Davis all of which were converted to 8,963,075 shares of common stock by Dr. Davis during the quarter.  The Company recorded interest expense of $2,388,614 during the 1st three quarters of fiscal year 2009 associated with the debentures and recorded a loss of $916,223 on the derivative portion of the debentures.  The net derivative liability as of November 30, 2008 was $10,802,891.   As of November 30, 2008 the Company had $226,044 in non-affiliate and $7,668,376 of affiliated convertible debentures issued and outstanding less discounts of $518,050.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of November 30, 2008, the Company had 21,980,607 post reverse shares of common stock issued and outstanding with 4,978,019,393 post reverse shares authorized but unissued.  On June 30, 2008 the Company effected a reverse split of its issued and outstanding common stock on the basis of one share of common stock to be issued for each 500 shares issued and outstanding.  As a result of this reverse split all share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.

During the quarter ended November 30, 2008 the Company issued 1,000,000 shares of common stock on the conversion of $43,430 of principal and $1,070 of interest payable to Tuxedo Holdings

During the quarter ended November 30, 2008 the Company issued 1,200,000 shares of its common stock on the conversion of interest to Moore Investment Holdings totaling $28,800.

During the quarter ended November 30, 2008 the Company issued 324,803 shares of common stock on the conversion of $558 of principal and $13,987 of interest payable to Ray Brown.

During the quarter ended November 30, 2008 the Company issued 8,963,075 shares of its common stock on the conversion of $90,000 principal and $79 of interest to Patrick Davis for debentures that were assign to him during the quarter ending November 30, 2008 from Moore Investment Holdings.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2008

NOTE 4 –STOCKHOLDER’S EQUITY – cont.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of November 30, 2008, there were no stock options outstanding.

Preferred Stock

As of November 30, 2008, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 152,238 shares of restricted common stock to a third party for total consideration of $999,000.  As of November 30 2008, these shares had not been issued, resulting in a stock payable of $999,000.

Convertible Debentures

The Company has $7,330,998 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $563,422 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

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

On or about January 5, 2009, a lawsuit was filed by Atlas Mining Company, an Idaho corporation, dba Atlas Fausett Contracting against Deer Trail Mining Company, LLC in the Sixth Judicial District Court for Piute County, State of Utah (Case No. 0090600001) in which the plaintiff alleges that it provided certain mine rehabilitation services and materials with respect to the Deer Trail Mine pursuant to a written contract for which it has not been paid.  The plaintiff alleges that Deer Trail Mining Company, LLC breached the contract by failing to pay for the services and materials, and is seeking a money judgment against Deer Trail Mining Company, LLC for at least $182,144.25 plus interest at 18% per annum, plus costs.  Plaintiff is also seeking a court order adjudging a mining lien filed by the plaintiff against the Deer Trail Mine on or about July 9, 2008 to be a good and sufficient lien on the Deer Trail Mine securing payment of the obligations under its contract with Deer Trail Mining Company, LLC, and ordering that the Deer Trail Mine be foreclosed and sold by the sheriff of Piute County, with the sales proceeds being applied against the amount due and owing to plaintiff from the Deer Trail Mining Company, LLC and to the foreclosure costs.  Deer Trail Mining Company, LLC intends to negotiate a settlement of the lawsuit.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2008

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the quarter ending November 30, 2008, the Company received $160,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

Subsequent to the quarter ended November 30, 2008 the Company issued 419,324 shares of common stock on the conversion of $3,690 interest payable to Ray Brown.

Subsequent to the quarter ended November 30, 2008 the Company issued 600,000 shares of common stock on the conversion of interest payable for Moore Investment Holdings

Subsequent to the quarter ended November 30, 2008 Moore Investment Holdings assigned a debenture that was originally issued on August 29, 2007 in the amount of $50,000 to Paul Goetowski.

Subsequent to the quarter ending November 30, 2008 the Company issued 680,050 shares of common stock to a third party consultant under an S- 8 registration statement in exchange for services valued at $64,605.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $65,886,875 from its inception through November 30, 2008.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $2,500,000 is needed in the next 120 days.  Subsequent to the quarter ending November 30, 2008, the Company received $160,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $3,500,000 during the next 12 months to fulfill the 12-month plan.

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

The potential of the 3400 Area is suggested by the following:

•

Weighted average grades calculated from all the Potentially Mineable Intercepts are 0.033 opt Au, 4.99 opt Ag, 0.22% Cu, 0.72% Pb, and 1.01% Zn.  The preceding are suggestive of the tenor of mineralization that might be extracted from zones in the 3400 and 4400 Areas;\

•

The preceding grades are similar to but lower than the reported grades from the 3400 East Stope bulk sample (0.055 opt gold, 8.40 opt silver, 0.289% copper, 1.58% lead, and 1.65% zinc) and lower than the grades from both the bulk sample and the combined past mining at all levels within and below the PTH Tunnel in the 3400 Area (0.19 opt Au, 13.62 opt Ag, 0.61% Cu, 2.96% Pb, and 7.21% Zn);

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

TABLE 7.1 – Cont.

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

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $2,500,000 is needed in the next 120 days.  Subsequent to the quarter ending November 30, 2008, the Company received $160,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately $3,500,000 during the next 12 months to fulfill the 12-month plan.

Reverse Stock Split

Effective June 30, 2008 the Company’s common stock underwent a 1 for 500 reverse stock split.  As a result, the number of outstanding shares of the Company’s common stock as of June 30, 2008 decreased from 4,940,363,072 pre-reverse split shares to 9,880,727 post-reverse split shares.  Share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.  As of November 30, 2008, the Company had 21,980,607 post reverse shares of common stock issued and outstanding.

Results of Operations

For the three months ended November 30, 2008 and November 30, 2007, Unico reported no revenues.  For the nine months ended November 30, 2008 and November 30, 2007, Unico reported no revenues.

During the three months ended November 30, 2008 the Company incurred total operating expenses of $540,641, an increase of $140,878 from the $399,763 of total operating expenses incurred in the three months ended November 30, 2007.  The increase is due primarily to an increase of $20,999 in depreciation and accretion, an increase of $139,784 in salaries and wages at the mill incurred primarily for test runs of product in the three months ended November 30, 2008, and $102,598 in professional fees partially offset by a decrease of $38,182 in general and administrative expense, and a decrease of $84,311 in drilling, exploration and maintenance expense.  During the nine months ended November 30, 2008 the Company incurred total operating expenses of $1,660,353, an increase of $360,312 from the $1,300,041 of total operating expenses incurred in the nine months ended November 30, 2007.  The increase is primarily attributed to a $386,033 increase in salaries/wages, a $50,385 increase in professional fees, and a $64,145 increase in depreciation and accretion, partially offset by a $37,446 decrease in general and administrative expenses, and a $102,805 decrease in drilling, exploration and maintenance expense from the comparative period in 2007.  The increase in total operating expenses for the nine months ended November 30, 2008 is largely attributable to the increase in milling activities associated with testing of the mill and production of concentrates.

During the three months ended November 30, 2008, interest expense was $693,466, a decrease of $1,044,276 from the $1,737,742 of interest expense recorded in the three months ended November 30, 2007.  During the three months ended November 30, 2008, the Company recorded a derivative loss on debentures of $638,405 as compared to a derivative loss on debentures of $844,553 that was recorded in the three month period ended November 30, 2007.  During the nine months ended November 30, 2008, interest expense was $2,388,614, a decrease of $1,984,088 from the $4,372,702 of interest expense recorded in the nine months ended November 30, 2007.  During the nine months ended November 30, 2008, the Company recorded a derivative loss on debentures of $916,223 as compared to a derivative loss on debentures of $634,217 that was recorded in the nine month period ended November 30, 2007.  Loss on settlement of debt was $0.00 in the nine months ended November 30, 2008, a decrease of $7,929,184 from the $7,929,184 loss on settlement of debt incurred during the nine months ended November 30, 2007.    The Company attributes the decrease in interest expense in the nine month period ended November 30, 2008 to a decrease in the amount of debentures issued in the current nine month period compared to the same period a year ago.  The Company attributes the increase in the derivative loss in the nine months ended November 30, 2008 to the larger increase in the defaulted debt in the nine month period ended November 30, 2008 compared to the nine month period ended November 30, 2007.  The Company attributes the substantial decrease in the loss on settlement of debt in the nine month period ended November 30, 2008 to the fact that no debentures were converted to common stock through litigation settlements during the nine months ended November 30, 2008 while a substantial amount of debentures were converted to common stock through litigation settlements during the nine month period ended November 30, 2007.

During the three months ended November 30, 2008, Unico experienced a net loss in the amount of $1,872,476 or approximately ($0.14) per share, compared to a net loss of $2,970,727 or approximately ($0.31) per share for the same period in 2007.   During the nine months ended November 30, 2008, Unico experienced a net loss in the amount of $4,962,185 or approximately ($0.44) per share, compared to a net loss of $14,219,210 or approximately ($2.57) per share for the same period in 2007.

Unico attributes the $1,098,251 decrease in net loss for the three month period ended November 30, 2008 largely to the decrease in interest expense in the later period.  Unico attributes the $9,257,025 decrease in net loss for the nine month period ended November 30, 2008 primarily to a decrease in loss on settlement of debt and also to a decrease in interest expense in the later period.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of November 30, 2008 the Company had a deficit in working capital of $20,099,684  The Company has accumulated $65,886,875 of net operating losses through November 30, 2008, of which approximately $13,000,000 may be used to reduce taxes in future years through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $4,602,259 in the nine month period ended November 30, 2008, from a deficit of ($8,653,504) as of February 29, 2008 to a deficit of ($13,255,763) as of November 30, 2008.

The Company’s cash as of November 30, 2008, when combined with $160,000 additional cash the Company received in December 2008 and January 2009, will sustain operations for approximately 30 days.  The Company needs to raise approximately $3,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $2,500,000 is needed in the next 120 days.  The Company has effected a reverse stock split of its issued and outstanding shares so that the Company will have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $7,894,420 of convertible debentures into shares of the Company’s common stock.  These additional authorized, but unissued, shares will also allow the Company to raise additional capital through the sale of shares of restricted common stock.

Our auditors have issued a "going concern" opinion in note 7 of our February 29, 2008 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $3,500,000 in equity, debt or through other financing transactions in the next 12 months (of which $2,500,000 is needed in the next 120 days), we believe that Unico will have sufficient funds to meet operating expenses until income from future mining operations are sufficient to cover operating expenses.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer, Mark A. Lopez and Kenneth C. Wiedrich, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of November 30, 2008.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter ended November 30, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about January 5, 2009, a lawsuit was filed by Atlas Mining Company, an Idaho corporation, dba Atlas Fausett Contracting against Deer Trail Mining Company, LLC in the Sixth Judicial District Court for Piute County, State of Utah (Case No. 0090600001) in which the plaintiff alleges that it provided certain mine rehabilitation services and materials with respect to the Deer Trail Mine pursuant to a written contract for which it has not been paid.  The plaintiff alleges that Deer Trail Mining Company, LLC breached the contract by failing to pay for the services and materials, and is seeking a money judgment against Deer Trail Mining Company, LLC for at least $182,144.25 plus interest at 18% per annum, plus costs.  Plaintiff is also seeking a court order adjudging a mining lien filed by the plaintiff against the Deer Trail Mine on or about July 9, 2008 to be a good and sufficient lien on the Deer Trail Mine securing payment of the obligations under its contract with Deer Trail Mining Company, LLC, and ordering that the Deer Trail Mine be foreclosed and sold by the sheriff of Piute County, with the sales proceeds being applied against the amount due and owing to plaintiff from the Deer Trail Mining Company, LLC and to the foreclosure costs.  Deer Trail Mining Company, LLC intends to negotiate a settlement of the lawsuit.

Item 1A. Risk Factors.

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From March 1, 2008 through November 30, 2008 Unico issued convertible debentures (“Debentures”) aggregating approximately $1,715,000 to Moore Investment Holdings that were unpaid as of November 30, 2008.  All of the outstanding Debentures issued by Unico before June 1, 2008 which aggregate approximately $6,839,420 are in default.  The Debentures are due in 180 days from their issuance dates, bear interest at 8% per annum, and provide that the principal amount and accrued interest are convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to delivering the notice of conversion.

Subsequent to the quarter ending November 30, 2008, Unico received $160,000 through the issuance of new convertible debentures containing the same terms.

Unico issued 12,099,881 shares of Unico’s common stock for conversion of $80,897 of interest and $139,514 of principal of outstanding debentures in the nine month period ended November 30, 2008.  Subsequent to the quarter ended November 30, 2008 the Company issued 600,000 shares of Unico’s common stock for conversion of $4,500 of interest of an outstanding debenture.  These shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

As of November 30, 2008, there are still outstanding approximately $7,894,420 in convertible debentures (less discounts of $518,050), and the holders of these debentures have the right to convert them to shares of the Company’s common stock.  Approximately $563,422 of these debentures are convertible at a 20% discount from the bid price of Unico’s common stock as of the time of conversion, and the balance are convertible at a 50% discount from the bid price of Unico’s common stock as of the time of conversion.

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

Item 3. Defaults Upon Senior Securities.

From March 1, 2007 through February 29, 2008 Unico issued convertible debentures (“Debentures”) aggregating approximately $3,764,954 to Blue Marble Investments, approximately $1,200,000 to Compass Capital Corporation and approximately $500,000 to Moore Investment Holdings that were unpaid, and of which $3,965,100 were in default, as of February 29, 2008.  From March 1, 2008 through November 30, 2008 an additional $1,715,000 of Debentures were issued to Moore Investment Holdings.  Some of the Debentures issued before March 1, 2008, were assigned to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico failed to pay the Debentures when due, a total of six (6) lawsuits were filed by certain Debenture holders against Unico in the Twelfth Circuit (State) Court in Florida from March 1, 2007 to February 29, 2008 seeking to collect the amounts owed.  Unico entered into settlement agreements to settle each of the lawsuits.  The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From March 1, 2007 until February 29, 2008, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 3,926,315,790 pre-split shares (7,852,632 post split shares) of its common stock.  As of November 30, 2008, Unico has approximately $6,839,420 in outstanding debentures that were in default.

There are no pending lawsuits seeking to collect on Debentures in default and there were no settlements made in the nine month period ended November 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.128	Convertible Debenture No. 87 for $25,000 dated September 10, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.129	Convertible Debenture No. 88 for $25,000 dated September 16, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.130	Convertible Debenture No. 89 for $100,000 dated September 25, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.131	Convertible Debenture No. 90 for $100,000 dated October 14, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.132	Convertible Debenture No. 91 for $50,000 dated October 27, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.133	Convertible Debenture No. 92 for $75,000 dated November 6, 2008 issued to Moore Investment Holdings, LLC	Filed herewith
10.134	Convertible Debenture No. 93 for $50,000 dated November 25, 2008 issued to Moore Investment Holdings, LLC	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

During the quarter ended November 30, 2008, the following four Current Reports on Form 8-K were filed by Unico:

1.

A Current Report on Form 8-K was filed on September 12, 2008 disclosing under Item 8.01 Other Events that Tuxedo Holdings had converted certain specified amounts owing under a convertible debenture it had purchased from Moore Investment Holdings to shares of Unico common stock.

2.

A Current Report on Form 8-K was filed on September 12, 2008 disclosing under Item 8.01 Other Events that Moore Investment Holdings purchased two convertible debentures in the amount of $200,000 and $100,000 respectively in August, 2008.

3.

A Current Report on Form 8-K was filed on September 24, 2008 disclosing under Item 8.01 Other Events that Tuxedo Holdings had converted certain specified amounts owing under the same convertible debenture to shares of Unico common stock.  The report also disclosed under Item 8.01 Other Events that Ray Brown, Unico’s Chairman, had converted certain interest owed to him by Unico under a debenture to shares of Unico’s common stock.

4.

A Current Report on Form 8-K was filed on October 20, 2008 disclosing under Item 8.01 Other Events that Moore Investment Holdings purchased a convertible debenture in the amount of $100,000 on October 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: January 20, 2009	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer