Form 10-K/A
period 2008-02-29
UNICO INC /AZ/
filed 2009-06-15
CIK 1110737

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes [ X ]   No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-KB is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 9,880,727 shares of common stock, $0.001 par value, outstanding as of May 08, 2008, after giving effect to the 1 for 500 reverse stock split which occurred on June 30, 2008.

Transitional Small Business Disclosure Format (Check One)

Yes [   ]   No [X]

NOTE:  The annual report is being amended for the following purposes:

1.     To correct disclosure under Item 9A(T) Controls and Procedures concerning: (i) management’s evaluation of disclosure controls and procedures; and (ii) management’s annual report on internal control over financial reporting, including adding the conclusions reached by management;

2.     To provide corrected certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph relating to internal control over financial reporting;

3.

To expand the disclosure concerning the anticipated time frame for revenue generation;

4.

To include inception to date financial information since the company is an exploration stage company;

5.

To revise certain language used in the report to reflect the fact that the company is an exploration stage company; and

6.

To adjust the share numbers and price per share figures throughout this amended Annual Report to reflect the 1 for 500 reverse stock split which occurred on June 30, 2008.  All share numbers and price per share figures appearing in this amended Annual Report are now expressed in numbers of post-reverse split shares, unless otherwise noted.

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

Possible Reverse Stock Split

On January 28, 2008 the stockholders of Unico, Incorporated approved a proposal to amend the Company’s Articles of Incorporation to authorize the Board of Directors, in its discretion, to effect a reverse stock split of the Company’s common stock at a ratio of up to one for five hundred during the six month period following the date of the Special Meeting of Shareholders. The Board of Directors approved the reverse stock split of the Company’s common stock.  The Company believes the reverse split is in the Company’s best interest, as it will enable the Company to issue additional unissued common shares, which can then be used to permit the conversion of outstanding convertible debentures to shares of the Company’s common stock, and for raising additional needed capital.  It will also assist the Company in increasing the trading price of the Company’s common stock to a level more acceptable to potential investors.

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

On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company (“BDC”) pursuant to Section 54 of the Investment Company Act of 1940.   On August 1, 2005, the Board of Directors unanimously approved a proposal to withdraw the Company’s election to be treated as a business development company as soon as practicable so that Unico could begin conducting business as an exploration company rather than as a business development company subject to the Investment Company Act.  On October 11, 2005, a Special Meeting of the Unico shareholders was held to consider and vote upon a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC and the proposal was approved.  On October 12, 2005 a Notification of Withdrawal was filed with the Securities and Exchange Commission so that Unico could begin conducting business as an exploration company rather than as a BDC subject to the Investment Company Act.  The Company went from a BDC to an exploration stage company and has amended this document to reflect this reporting status.

The exploration and testing at the Deer Trail Mine have been conducted through Unico's subsidiary, Deer Trail Mining Company, LLC (“Deer Trail Mining Company” or “DTMC”) since soon after DTMC was formed in late June, 2004. Future exploration at the Silver Bell Mine will be conducted through Unico's subsidiary, Silver Bell Mining Company, Inc. ("SBMC").

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

Following the formation of the Deer Trail Mining Company in June 2004, Unico assigned all of the various assets, liabilities and exploration activities associated with the Deer Trail Mine to Deer Trail Mining Company which has assumed responsibility for making payments under the Deer Trail Lease.

Since June 2004 Deer Trail Mining Company has assumed exploration activities, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has 18 full time employees, 1 part time employee and 4 consultants.  The necessary permits to commence mining activities at the Deer Trail Mine have been acquired, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. In early 2005, Unico and Deer Trail Mining Company, received approval from the Utah Division of Oil, Gas and Mining of the company's Large-Scale Mining Permit (file number 10311003) for the Deer Trail Mine in Marysvale, Utah. The State of Utah's Division of Oil, Gas and Mining granted approval of the company's application to expand its existing small mining exploration project to a large mining exploration project, which is expected to significantly increase the area of activity and the capacity of the company's mill at the Deer Trail Mine. This Large-Scale permit takes the place of the previous two Small-Scale permits described above.  In 2004, Unico filed to obtain a construction permit with the State of Utah Department of Environmental Quality (both the Utah Division of Air Quality and the Utah Division of Water Quality) for the Deer Trail Mine tailings impoundment pond no. 2.

Prior to June 2004, Unico worked to reopen the Deer Trail Mine.  Unico commenced limited exploration activities in late March 2001 on the Deer Trail Mine.  There were between 2 and 5 miners at various times working full time in the Deer Trail Mine on mine exploration work until approximately October 2003.  Their efforts were concentrated in the 3400 Area of the mine, from which they removed approximately 1,000 tons of mineralized materials per month.  The mineralized materials were stock-piled and some of it has been crushed.  Some of the employees have worked on mine maintenance.

Unico completed a mill on site at the Deer Trail Mine. In November 2001, Unico began milling activities. Unico started screening and crushing old mineralized material dumps on the upper Deer Trail Mine and moved the materials to the ball mill.  Currently the Deer Trail Mining Company is reconstructing the mill to enhance efficiency.   In July 2006, Deer Trail Mining Company completed the upgrades to the screening plant and began screening the old mineralized material dumps at the upper Deer Trail Mine. Once screened, the material is moved to the mill facility and stockpiled for further processing. The Company anticipates running this material through its mill once reconstruction is complete.

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

The Company is currently in contact with several smelters and a trading company to determine how best to sell the lead concentrates, and zinc concentrates which will be produced at the Deer Trail Mine. The concentrates can be transported by either rail or truck, and there are a variety of trucking companies that are willing and able to transport concentrates to smelters or other places designated by purchasers.

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

The first phase of exploration drilling was designed to identify near surface deposits, determine potential resources and define limits of mineralization south of the main tunnel previously mined at the Upper Deer Trail Mine. Historical data of the workings was sufficient to delineate the grade of mineralization remaining in the stopes, but no data was available to delineate the grade of mineralization outside the workings or how far that mineralization flowed into the surrounding formations. The initial phase of reverse circulation drilling serves as an adequate means to define the limits of mineralization south of the main tunnel, which is situated in the lower Toroweap formation, along the crest and down the northeast limb of the Deer Trail anticline.

This phase of drilling was accomplished with lower cost reverse circulation drill holes in order to establish the presence of mineralization at the Upper Deer Trail area. Once the limits of mineralization are established, work can begin to further define those zones by diamond core drilling..The reverse circulation drilling determined that more expensive diamond core drilling is necessary to further determine exact areas to be mined.  Future plans for the complete drilling of this area have been determined but an exact timetable has not been determined.

The most upper holes RC-1 through RC-7 were placed well above the elevation of the known workings of the No. 2 Tunnel and slightly south of the northwesterly trending previously mined area. Significant mineralization was intercepted in holes RC-1 and RC-2, which were drilled in the area closest to the main tunnel.

Drill holes RC-5, 6, 8, 9, 13 and 14 were all drilled well south of the historically delineated mineralization, and on the southern most up-side of a post mineral fault. It can be concluded that mineralization intercepted in these holes is not directly related to the mineralization of the main Upper Deer Trail tunnel.

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

In early 2005, Deer Trail Mining Company contracted with Connors Drilling to commence an underground diamond core drill program.  This 2nd phase of exploratory drilling inside the PTH Tunnel of the Deer Trail Mine has been completed. The Phase II underground diamond core drilling program was primarily designed to target known horizons of mineralization and identify new mineralized horizons throughout the main tunnel of the Deer Trail Mine. The Company completed 7,235 feet of diamond core drilling and finished 13 underground drill holes.  According to preliminary reports by the Company’s geologist, all of the holes drilled were reported to intersect mineralization within their designated targets. That report states that a total of approximately 514 feet of mineralization was intersected and consisted mostly of sulfide minerals (e.g. tetrahedrite, galena, pyrite, chalcopyrite and sphalerite). Other intercepts were encountered through oxidized mineral not reported in this total, as well as zones of subtly altered rock that may contain high mineral values and offer significant potential. The company is now working on final independent core logging and splitting verification. Once complete, it plans to ship its core samples to an independent lab for analysis.

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

*Logged by Behre Dolbear

Behre Dolbear & Company (USA), Inc. (Behre Dolbear) contracted with Unico in March 2006 to geologically log the core, select intervals for analyses and assays, supervise the sawing of the selected intervals, submit those samples to a laboratory for analyses, opine on the mineralization observed, and provide technical advice to Unico.  Between March 23, 2006 and October 6, 2006, Behre Dolbear logged in detail 4,429 feet of core from the eight holes indicated in Table 1. A total of 550 samples totaling 611 feet of core containing trace to significant mineralization from six of the holes (UDDH 1, 5, 9, 11, 12, and 13) has been selected, sawed, submitted for analyses and assays, and the results received and evaluated.  Analyses are pending from 228 samples from 385 feet of core in UDDH 3. UDDH 4 has been logged, but sample intervals have not been selected.

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

In November 2006, Deer Trail Mining Company modified and expanded the agreement with Behre Dolbear and Company (USA), Inc. for geological services at Unico’s Deer Trail Mine. The new agreement and work order adds several new areas of consulting that will fall under Behre Dolbear’s scope of services on the Deer Trail project.  Under these new revisions Behre Dolbear will assemble all the available data relating to the locations, volumes, and grades of the tailings that Deer Trail intends to process through the Project's mill. Based on the information available, Behre Dolbear will estimate the volumes, tonnages, and grades of those tailings and will, if needed, recommend a drilling program to better define those tonnages and grades. Behre Dolbear will summarize the results of the drill core logging completed to date and correlate those results with pertinent assays of material from those holes to determine the factors from the logging that relate to and facilitate the location of significant mineralization. With Deer Trail's assistance, Behre Dolbear will assemble all the available data (mineralization, rock types, structure, alteration, etc.) from past drilling and mining, focusing on the 3100-3400 zone in the PTH adit, i.e., the 3400 East Stope and 3400 East Stope Extension, which is the zone most easily accessible for near-term mining. Behre Dolbear will correlate data from the extant logging effort and assays with the data from past drilling and mining to locate and model, to the extent possible, potentially mineable mineralization in the 3100-3400 zone. Behre Dolbear will determine if logging of the holes not yet logged in the 4400 zone of the PTH adit is warranted, based upon the logging to date of holes in that zone and any available data from past drilling and mining. Behre Dolbear will assist Deer Trail with judgments and potential approaches to exploitation of the Toroweap Sandstone in the 8600 area of the PTH adit. (It appears that this area has the greatest potential for hosting high grade, large tonnage mineralization at the Deer Trail Mine. That area is, however, the portion of the existing workings that is least accessible for mining in the near term.) The agreement calls for additional personnel and support for Behre Dolbear’s work at the Deer Trail Mine.  Further, the modifications call for reorganizing and redirecting site efforts that have heretofore focused specifically on the logging, chemical analyses, and interpretation of the drill cores.  Behre Dolbear will focus on those aspects of the expanded work scope that will most quickly lead to the definition and potential reporting of any ore reserves in the form of mine tailings. They will also focus strongly on the development of mineralization models that facilitate judgments regarding the 3100-3400 area of the PTH adit and the timing of work in the 8600 area.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to conduct further exploration work to evaluate the claims prior to commencing any future mining activities on the claims.  Silver Bell Mining Company anticipates that if there are any future mining activities at the Silver Bell Mine, materials mined  will be transported to the Deer Trail Mine site where they can be crushed, milled and processed.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine, if exploration work suggests that future mining is commercially viable.

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

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The parties then entered into a Revised Mining Lease and Option to Purchase in April 2003 (the "Revised Kaibab Mining Lease").  Following the formation of the Bromide Basin Mining Company in June 2004, Unico assigned all of its assets, liabilities and exploration activities associated with the Bromide Basin Mines to Bromide Basin Mining Company. A Second Revised Mining Lease and Option to Purchase was entered into with Bromide Basin Mining Company in May 2005 which expired November 1, 2005.   Effective May 1, 2006, the parties entered into a Third Revised Mining Lease and Option to Purchase (the “Third Revised Mining Lease”).  At that time Unico paid approximately $63,592 to Kaibab Indutries, Inc. for past due lease payments, taxes and BLM fees.  Under the Third Revised Mining Lease, Kaibab Industries, Inc. leased to Bromide Basin Mining Company certain mining claims located in the Henry Mountain Mining District in Garfield County, Utah containing approximately 400 acres, which included the Bromide Basin Mines. The Third Revised Mining Lease granted to Bromide Basin Mining Company the option to purchase six (6) fully permitted patented mining claims and twenty-one (21) located mining claims comprising in all over 400 acres of Bromide Basin in the Henry Mountain Mining District located in Garfield County, Utah. The option exercise price was $835,000 for all specified mining claims, mill sites and dumps being leased.  The lease was extended until October 31, 2007 at which time it expired.  The Company has chosen not to extend it or pursue the purchase option.

The primary purpose of the agreement was to allow Bromide Basin Mining Company access to the claims to conduct exploratory studies to evaluate potential of the claims before exercising the purchase option from Kaibab Industries.

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

Plan of Operation

During the next 12 months, the Company’s plan of operation is to raise approximately $2,500,000 for investment into two of its subsidiary companies: Deer Trail Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

•

Complete analytical certification by independent lab, ALS Chemex, and final reporting from consulting firm, Behre Dolbear & Company (USA), on the logging and shipment of core samples identified and taken from the completed 2 ndphase of exploratory drilling at the Deer Trail Mine;

•

Continue sampling and analyzing mineralized rock samples, stockpiles and dump material from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

•

Expand metallurgical research department at the Deer Trail Mine and Mill Facility;

•

Purchase additional lab equipment for metallurgical purposes;

•

Upgrade mine infrastructure and begin underground maintenance and rehabilitation work at the Deer Trail Mine;

•

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

•

Upgrade the crushing facility at the upper Deer Trail Mine and continue screening the mineralized material dumps;

•

Begin milling and processing activities at the Deer Trail Mill and Processing Facility;

•

Acquire new mining equipment to improve exploration activities at the Deer Trail Mine;

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

•

Commence exploration work to evaluate the potential of the mining claims at the Silver Bell Mine beginning in the Summer of 2008.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $2,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.

Smelting and Refining

All of the smelting and refining of mineralized materials will be handled by other companies. Smelters capable of handling the Deer Trail concentrates include the Cominco Lead and Zinc smelters in Trail, British Columbia, Canada, and the Grupo Mexico (formerly Asarco) smelter in Torreon, Mexico. Occasionally, high grade copper-silver concentrates may be sent to the Noranda smelter in Belledune, New Brunswick, Canada.

Dependence on Metal Prices

Unico's future activities will be largely dependent on metal prices. The prices may fluctuate on the world commodity markets and will be beyond the influence of Unico. A substantial reduction in the price of metals might impede Unico's ability to economically mine or to raise additional capital. Similarly, recent increases in metal prices have been beneficial to mining companies, and may increase Unico's ability to acquire new capital.

Competition

Unico competes with many mining exploration companies in the U.S. and throughout the world. The majority of Unico's competitors are much larger and better financed than Unico. Some of Unico's competitors have terminated mining exploration projects, and some actual mining companies have closed mining operations in past years due to low metal prices. Some exploration and mining operations have been consolidated through mergers or other acquisitions. Recent increases in metal prices have helped exploration and mining companies in expanding operations and in their efforts to acquire new capital.

Employees

During the fiscal year ended February 29, 2008 the Company and its subsidiaries had a total of 21 employees. Through its subsidiaries, the Company had 18 full time employees, 1 part time employee and 4 consultants.  The full time employees include a general manager, senior engineer/mine manager, metalurgist and geologist. Unico believes the number of employees may increase to approximately 30 within the next twelve months. In the event the exploration activities are successful, additional employees may be added in the future.

During the fiscal year ended February 29, 2008, the Company ended its agreement with Javelin Advisory Group to provide administrative support for a monthly fee of $10,000 and added a full time CFO.

Governmental Regulation

Exploration, mining and/or processing activities are subject to numerous permitting and environmental laws and regulations administered by active federal, state, and local authorities, particularly the Utah Division of Oil, Gas and Mining. Although the permits necessary for exploration and mining operations on the patented and unpatented Deer Trail Mine claims and on the patented Silver Bell Mine claims have already been obtained, Unico may be required to expand such permitting in order to be able to fully develop the properties in the future. In order to obtain expanded permits, it may be necessary to gather and analyze baseline data, complete environmental assessments or environmental impact statements with appropriate steps to mitigate potential adverse impacts, and modify the proposed plans in order to accommodate environmental impacts, all of which may take an indeterminate amount of time to complete.

Exploration and mining operations are regulated under the jurisdiction of the Mine Safety and Health Administration or "MSHA" to some degree to insure safe operations. Without proper training of personnel and compliance to all MSHA rules, the mine could be subject to heavy fines and closure. Unico strives to comply with MSHA regulations and maintain a good working relationship with MSHA. The exploration activities are subject to periodic inspections by MSHA which, depending on the outcome of an inspection, could curtail exploration activities until any violations have been cured.

During approximately the last two years Unico has received some minor citations from MSHA and fines have been assessed. Unico is current on its payment obligations with respect to outstanding fines.

Cost and Effect of Compliance with Environmental Laws

Environmental regulations and guidelines have been established by state and federal agencies to insure that the environment is not permanently adversely impacted. Deer Trail Mining Company presently has $215,799 in reclamation bonds with the U.S. Forest Service and the Utah Division of Oil, Gas and Mining. As Unico expands its exploration activities it will become necessary to comply with further regulations for larger operations and more bonding will be required from time to time. Permitting will be an ongoing function of Unico's operations.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

•

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

•

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

•

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•

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

The Deer Trail mineralized body was first discovered by deer hunters in 1878. The mineralized body originally cropped out at the surface. It is estimated that between 1878 and 1917, about 10,000 tons of mineralized materials were mined. A small mill was installed in 1918, and between 1918 and 1923 the mine produced about 138,000 tons of predominately oxidized mineralized materials averaging 1.38 opt gold, 11.49 opt silver and 3.26% lead. Zinc and copper were not recovered. In 1923, mining was suspended when the workings encountered a fault that cut off the mineralized materials, and for more than 20 years production was limited to drawing stopes and removing pillars. In 1945, the PTH tunnel was started to explore for the faulted extension of the Deer Trail mineralized body. The 3,400 mineralized body was encountered unexpectedly by this tunnel and a total of 5,000 tons of mineralized material averaging 2.84% lead, 0.76% copper, 6.26% zinc, 15.17 opt silver and 0.19 opt gold were shipped. By 1964, the PTH tunnel had intersected the offset part of the Deer Trail mineralized body. From 1964 until 1981 this segment of the mineralized body produced over 100,000 tons of unoxidized sulfide mineralized materials averaging 5% lead, 0.6% copper, 12% zinc, 15 opt silver, and 0.10 opt gold. The present working face is still in mineralized material.

The PTH Tunnel penetrates more than 10,000 feet with a developed network of tunnels, shafts and raises at the 3,400 foot area and at the 8,000 foot area and was mined extensively for gold and silver for about 20 years. The timbered and ventilated tunnel includes more than two miles of track for ore cars accessed through a covered entrance structure.

The mine facilities also include ore cars, battery operated engines, an engine storage and charging house, an electric power substation, a miner's locker room, a compressor building, a 1,000 gallon underground gasoline storage tank with gas pump, two front end loaders, three dump trucks and a general office, a fully operational lab and a core sampling facility. Deer Trail Mining Company believes water is accessible to the site.

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

Unico leased the property effective June 1, 1992. Unico has taken a few small lots of mineralized material from the stopes in the 8600 area of the PTH tunnel for testing and evaluation purposes, and has identified several excellent targets within those workings. In April 2001, Unico began limited exploration activities which were concentrated in the 3400 area of the mine until underground exploration activities temporarily stopped in October 2003. Unico transferred all rights and obligations to the Deer Trail Mining Company in June 2004. Deer Trail Mining Company purchased the claims in July 2007, and is the current owner and operator of the Deer Trail Mine. Deer Trail Mining Company resumed underground exploration activities at the Deer Trail Mine in late 2004.  Underground exploration activities have focused on infrastructure improvements during this past fiscal year along with continuing the exploration and testing of mineralized areas.

Attached is a map of the area where the Deer Trail Mine is located along with a map of the claims owned by the Deer Trail Mine.

SALT LAKE CITY
BASIN & RANGE
HIGH PLATEAUS
COLORADO PLATEAU
39°
112°
Pioche-Marysvale Belt
RICHFIELD
112°30'
0 5 10 15
Km.
70
Sevier
ANTELOPE RANGE
89
38°30'
15
Marysvale
TUSHAR MTNS.
Deer Trail Mine
Alunite Ridge
Deer Trail Mtn.

34
35
36
R4W
R3W
T27S
T28S
N
0
2000
4000
Feet
170 UN-PATENTED CLAIMS
6
3
2
8600 AREA
7
18
11
12
Upper Deer Trail Mine Shaft & Adits
Deer Trail mtn
10,782'
3400 AREA
32 PATENTED CLAIMS
6,680'
Lower Deer Trail mine (PTH "Tunnel")
18
15
14
13

LOCATION OF UPPER (OLD) AND LOWER (NEW) DEER TRAIL MINES, 3400 AND 8600 AREAS OF PTH TUNNEL, AND DEER TRAIL MINING COMPANY-OWNED PATENTED AND UN-PATENTED MINING CLAIMS, PIUTE COUNTY, UTAH

LAS 12/4/2008

Deer Trail Mine Geological Information

The Deer Trail mine workings expose westerly dipping sedimentary rocks of three units: the Toroweap and Queantoweap Formations and the Callville Limestone. The Deer Trail mineralized area is in the lower part of the Toroweap Formation and consists of a nearly continuous group of semiconcordant replacement bodies flanking a central vein. About half of this mineralized area is exposed in the Old Deer Trail mine workings and is oxidized; the other half is located in the 8600 area workings and consists of unoxidized sulphide mineralized material. The Queantoweap Formation, which underlies the Toroweap, is a quartzite and hosts no known mantos. The underlying Callville Limestone contained the 3400 mineralized area.

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

The Toroweap Formation in the mine area strikes generally north-south and dips 201 W. The Deer Trail mineralized area rakes across this inclination with a bearing of N 701 W, so the average plunge of the mineralized zone into Deer Trail Mountain is about 181.

The mantos in the Old Deer Trail mine workings closely followed the axis of the Deer Trail anticline, a relationship that was used to guide development. In the 8600 area, however, the mantos and the anticline axis diverge and the deepest workings are about 1500 feet apart.

The Deer Trail mineralized area consists of a semicontinuous group of narrow, elongate strata-bound replacement bodies adjacent to a central vein. The mineralized area has a sinuous ribbon like shape in plain view and has been mined for a length of approximately 5,525 feet over a width averaging 32 to 38 feet and a height averaging about 15 to 30 feet.

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

Deer Trail Mine Mineral Resources

The resources have been outlined above. However, further efforts to increase the mineable resources of the mine are being explored. Deer Trail Mining Company completed phase one which included a reverse circulation exploratory drill program in the upper Deer Trail Mine area.  Deer Trail Mining Company also completed a second phase of underground diamond core drilling conducted in the PTH Tunnel of the Deer Trail Mine, which began in first quarter of 2005 to attempt to prove up reserves.  Deer Trail Mining Company is also evaluating ways to mine more efficiently in order to mine lower grade mineralized bodies economically. Deer Trail Mining Company is evaluating whether cyanide may be used in processing its mineralized materials. Deer Trail Mining Company acquired two heavy media separators. The heavy media separator is a method whereby low grade material can be upgraded underground. Areas previously undeveloped in the mine due to the amount of waste rock between narrow mineralized beddings might effectively be produced by using heavy media separator technology.

The Deer Trail deposit is similar to many deposits in Utah, such as Tintic and Park City, where mine reserves were drilled approximately two years ahead of production due to the nature of the deposits and the costs involved in drilling out entire reserves before mining began. Exploration drilling has been conducted. Several prospective targets have been drilled from underground as the workings advance.

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

Deer Trail Mining Company purchased the property for the purpose of establishing a mill site on the property and to use as a place to store waste rock, and for other general business purposes.

In June 2002, this property was encumbered by a trust deed securing a loan in the amount of $200,000 which was used to finance general operations of Deer Trail Mining Company. On June 25, 2004, the balance and accrued interest related to this debt was repaid through the issuance of common stock.

Silver Bell Mine

On December 6, 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation, in consideration for the issuance of 6,000 restricted shares of Unico common stock. In June 2002, all of the Silver Bell Mining claims were encumbered by a trust deed securing a loan in the amount of $350,000 which was used to finance general operations of Silver Bell Mining Company, Incorporated. On June 25, 2004, the balance and accrued interest related to this debt was repaid through the issuance of common stock.

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

The Silver Bell was first discovered in 1871 by soldiers stationed at Fort Douglas in Salt Lake City. Mining was confined to select high grade mineralized materials averaging 100 ounces per ton in silver. The workings consisted of an adit and a winze and mineralized materials were lowered down the mountain by means of a cable and rail system. The mine was enlarged to accommodate larger equipment in 1980 and some mineralized areas averaged 22 ounces in silver per ton of mineralized material. The deposit consists of a single fissure or vein known as the Silver Bell fissure which averages six feet in width and dips to the NW at 62 degrees. It has been exposed for over 300 feet in depth and over 1,200 feet of strike length. Associated with the fissure several mineralized horizons (mantos) have been encountered. Recent independent sampling done by Watts, Grifiths, and McQuat and others demonstrate that the mantos are far richer than the vein mineralization with values as high as 120 ounces per ton silver. The deposit contains both oxide and sulphide mineralized materials rich in silver, lead, zinc and copper. The sulphide mineralization contains more values than the oxides. The mineralized system is located within the Maxfield cambrian limestone unit and extends down through the Ophir units into the Tintic Quartzite. There is presently an estimated resources of over 100,000 tons.

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine in Summer, 2003 through 2004.  Silver Bell Mining Company plans to commence an exploration and resource definition program at the Silver Bell Mine during Summer, 2006. Silver Bell Mining Company may also seek a joint venture mining partner to jointly explore and possibly develop the Silver Bell Mine. Silver Bell Mining Company anticipates that any mineralized materials removed from the Silver Bell Mine will be transported to the Deer Trail Mine site where it will be crushed and milled.

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

The primary purpose of the agreement was to allow Bromide Basin Mining Company access to the claims to conduct exploration studies to analyze the potential of the claims before exercising its purchase option from Kaibab Industries.  It has been determined that the mine is not suitable for a large scale mining operation by the Company, and the Company will not renew the lease or exercise its purchase option.

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

Principal Offices

Our principal offices are located at 8880 Rio San Diego Drive, 8 thFloor, San Diego, California 92108. We lease on a month-to-month basis at a rate of US $4,602 per month.  We believe our office space is suitable for our needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

During the fiscal year ended February 29, 2008, the Company settled six lawsuits filed in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $1,025,000 and $36,406 of interest.  Unico agreed to settle all of the actions by issuing a total of 7,852,632 shares of its common stock to the plaintiffs.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of Unico was held on January 28, 2008 to vote upon a proposal to amend Unico’s Articles of Incorporation to authorize Unico’s board of directors, in its discretion, to effect a reverse stock split of Unico’s common stock at a ratio of up to 1 for 500 shares during the six month period following the date of the special meeting of shareholders.  The proposal was approved by the shareholders with 4,388,594 restated shares voting in favor of the proposal, with 3,449,329 restated shares voting against, and 15,847 restated shares abstaining.

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

Quarter Ending	Quarterly High	Quarterly Low
5/31/2006	$225.00	$40.00
8/31/2006	$65.00	$23.00
11/30/2006	$28.50	$2.80
2/28/2007	$8.50	$2.75
5/31/2007	$4.65	$1.05
8/31/2007	$1.70	$.50
11/30/2007	$1.05	$.30
2/29/2008	$.45	$.20

Holders of Record

As of May 15, 2008 there were approximately 624 holders of record of the Company’s common stock.  The Company believes it has many additional shareholders who hold shares through brokerage accounts and/or in street name.

Dividends

We have not paid any dividends during the last two fiscal years ended February 29, 2008 or since then. We currently intend to retain any earnings to finance our business and do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, business opportunities and capital requirements.

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

From March 1, 2007 until February 29, 2008, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 7,852,632 shares of its common stock.

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

During the fiscal year ended February 29, 2008, the Company issued a total of 17,255 shares of its common stock to Ray C. Brown pursuant to convertible debentures in consideration of the conversion of $16,566 in accrued interest and $7,079 in principal.  These shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering, and the certificates representing the shares were appropriately restricted.  No underwriters were involved, and no underwriting discounts or commissions were paid.

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

Plan of Operation

During the next 12 months, the Company’s plan of operation is to raise approximately $2,500,000 for investment into two of its subsidiary companies: Deer Trail Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

•

Complete analytical certification by independent lab, ALS Chemex, and final reporting from consulting firm, Behre Dolbear & Company (USA), on the logging and shipment of core samples identified and taken from the completed 2 nd phase of exploratory drilling at the Deer Trail Mine;

•

Continue sampling and analyzing mineralized rock samples, stockpiles and dump material from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

•

Expand metallurgical research department at the Deer Trail Mine and Mill Facility;

•

Purchase additional lab equipment for metallurgical purposes;

•

Upgrade mine infrastructure and begin underground maintenance and rehabilitation work at the Deer Trail Mine;

•

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

•

Upgrade the crushing facility at the upper Deer Trail Mine and continue screening the mineralized material dumps;

•

Begin milling and processing activities at the Deer Trail Mill and Processing Facility;

•

Acquire new mining equipment to improve exploration activities at the Deer Trail Mine;

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

•

Commence exploration work to evaluate the potential of the mining claims at the Silver Bell Mine beginning in the Summer of 2008.

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

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of February 29, 2008 the Company had $21,420 in current assets and the Company’s total liabilities exceeded total assets by approximately $8,653,501.  The Company has accumulated $60,924,689 of net operating losses through February 29, 2008, which may be used to reduce taxes in future years through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $5,896,791 in the year ended February 29, 2008, from a deficit of ($2,756,710) as of February 28, 2007 to a deficit of ($8,653,501) as of February 29, 2008.

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

Results of Operations

Unico reported no revenues for the fiscal year ended February 29, 2008.  Unico reported no revenues for the fiscal year ended February 28, 2007.  Unico did not generate revenues from activities in the fiscal year ended February 28, 2009 as well.

Unico incurred total operating expenses of $2,061,241 during the fiscal year ended February 29, 2008, an increase of $264,127 from the total operating expenses of $1,797,114 incurred during the fiscal year ended February 29, 2007.  The increase was primarily attributed to an increase of $190,412 in drilling, exploration and maintenance expense.  The majority of the increase in operating expenses was due to an increase in Drilling and Exploration expenses associated with the rehabilitation of the PTH tunnel at the Deer Trail mine.

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

For the year ended February 29, 2008 the Company had a net loss of $16,039,928, or approximately ($2.33) per share, attributable to ongoing operations.  Of this loss $13,144,353 was attributable to interest expense and loss on settlement of debt associated with derivative expenses from financing operations.  For the year ended February 28, 2007, the Company incurred a loss of $18,333,266.  The decrease in loss this year of $2,293,338 is primarily due to a $5,371,095 decrease in loss on settlement of debt, partially offset by an increase of $2,413,158 in interest expense and an increase in operating expenses of $264,127.

Defaults Upon Senior Securities.

As of February 29, 2008 the Company had $6,318,934 of convertible debentures that were due and payable.  Of this amount, $4,819,080 is in default and is due to the following:

Moore Investment Holdings, LLC

$4,180,100

Joseph Lopez

     114,466

Ray Brown

     449,514

C. M. Anderson

       75,000

Total in default

$4,819,080

 Of the remaining debentures that are due and payable, $250,000 defaulted in March, 2008, $475,000 defaulted in April, 2008,$199,854 defaulted in May, 2008, and $575,000 will default in June, 2008, if not paid.

All of the outstanding convertible debentures that were due to Reef Holdings, Compass Capital Corporation, and Blue Marble were assigned to Moore Investment Holdings, LLC in January 2008.  Prior to the assignment to Moore Investment Holdings, LLC the holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of one hundred eight (108) lawsuits were filed in the fiscal year ended February 28, 2007 and six (6) lawsuits were filed in the fiscal year ended December 31, 2008, by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida.  The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into shares of Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  From February 9, 2006 until February 28, 2007, in connection with the exercise of conversion rights by the holders of the Debentures and pursuant to the litigation settlements, Unico issued an aggregate of 1,991,671 shares of its common stock. During the fiscal year ending February 29, 2008 an additional 7,852,632 shares of common stock were issued for a total of 9,844,303 shares of common stock pursuant to the litigation settlements.  Unico does not presently anticipate issuing additional shares through Section 3(a)(10) settlements.

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

Most of our officers and directors lack previous mining experience; and this may affect the Company’s ability to succeed

It should be noted that not all of the officers and directors of Unico have technical training and experience with exploring for, starting, and/ or operating a mine, and as such may not be fully aware of many specific requirements and important factors related to this industry.  Wayne Ash, the Company’s president, is the only officer or director with an extensive mining background. This lack of mining experience may affect decisions made by management, and ultimately the operations, and financial results of the Company.

We are not likely to succeed unless we can overcome the many obstacles we face

As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses.  We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to operate profitably.  If we cannot operate profitably, you could lose your entire investment.  As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

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

ITEM 9A(T).

CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

With the participation of our Chief Executive Officer, and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)in Internal Control -Integrated Framework.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our internal controls over financial reporting were effective

During the last fiscal quarter ended February 29, 2008, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual  report, have concluded that our disclosure controls and procedures are effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communication to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Limitations on Effectiveness of Controls.  A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives.  The design of a control system is based, in part, upon the benefits of the control system relative to its costs.  Control systems can be circumvented by the indivl acts of some persons, by collusion of two or more people, or by management override of the control.  In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

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

Code of Ethics

The Company adopted a code of ethics on May 19, 2006.  It was filed as Exhibit No. 14 in Unico’s Annual Report on Form 10-KSB for the year ended February 28, 2006. Unico has undertaken to provide to any person, without change, upon request, a copy of the code of ethics.  Requests should be made in writing to Kenneth Wiedrich, CFO, Unico, Incorporated, 8880 Rio San Diego Drive, 8 thFloor, San Diego, California  92108.

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

Name and Address	Number of Shares Beneficially Owned (1)	Class	Percentage of Class (2)
Mark A. Lopez Chief Executive Officer	100 5,401,968	Common Series A Preferred	* 55%
Wayne Ash President	4	Common	*
Kenneth Wiedrich Chief Executive Officer	-	Common	*
Wayne Hartle Secretary	5,988 348,989	Common Series A Preferred	* 4%
Ray C. Brown(4) Director	32,455 3,549,043	Common Series A Preferred	* 36%
Kiyoshi Kasai(3) Director	14	Common	*
All directors and executive officers	38,561	Common	*
(6 persons)	9,300,000	Series A Preferred	95%

(1)

Unless indicated otherwise, the address for each of the above listed is c/o Unico, Incorporated at 8880 Rio San Diego Drive, 8 th Floor, San Diego, California 92108.

(2)

The above percentages are based on 9,880,727 shares of common stock and 9,800,000 shares of Series A Preferred Stock outstanding as of May 11, 2008.

(3)

(3) Of the shares listed as being beneficially owned by Kiyoshi Kasai,1 are owned of record by his wife, Fumiko Kasai, and 13 are owned of record by the Kasai Family Trust.  Kiyoshi Kasai is the trustee of the Kasai Family Trust, and has sole voting and investment power over the shares held by the Trust.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the two fiscal years ended February 29, 2008, there have been no material transactions or series of similar transactions to which Unico or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $120,000, and in which any promoter, founder,director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed, other than the following:

1.  Unico has received advances in the past from three related parties; C. Wayne Hartle, Ray Brown and Mark Lopez.  Portions of these advances were converted to convertible debentures that bear interest at 10% per annum and are convertible to common stock of the Company at a discounted rate equal to 80% of the closing bid price on the date of conversion.  Both the Company and the note holders have the right to convert under these terms.  Mr. Joseph Lopez, father of Mark Lopez, purchased a portion of the debentures held by Mr. Brown.  In the event of a company liquidation, the notes automatically convert into common stock at the same rate. During the fiscal year ended February 28, 2007, Mr. Brown converted $100,527 of accrued interest and $74,073 of principal for which he received 15,800 shares of Unico common stock.  During the fiscal year ended February 28, 2007, Mr. Hartle converted $6,859 of accrued interest and $30,642 of principal for which he received 3,906 shares of Unico common stock.  During the fiscal year ended February 29, 2008, Mr. Brown converted $16,567of accrued interest and $7,079 of principal for which he received 17,255 shares of Unico Common Stock.  As of February 29, 2008, the principal balance of the convertible debentures held by Mr. Brown and Mr. Joseph Lopez, father of Chief Executive Officer Mark Lopez, was $449,514 and $114,486, respectively.  Mark Lopez and Mr. Hartle held no debentures as of February 29, 2008.

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

•

has not accepted or had a family member who accepted any compensation from us in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence

•

is not a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer;

•

is not, and does not have a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000

•

Is not, and does not have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of ours serve on the compensation committee of such other entity; or

•

is not, and does not have a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

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

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2008 and 2007 were $0 and $0, respectively.

Audit Committees Pre-approval Policies and Procedures

Our Board of Directors serves as our audit committee.  The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis

ITEM 15.

EXHIBITS

(a)(1)(2)

Financial Statements. See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	(1)
3.2	Amendment to articles of incorporation, dated November 8, 1967	(1)
3.3	Amendment to articles of incorporation, dated December 6, 1972	(1)
3.4	Amendment to articles of incorporation, dated May 29, 1973	(1)
3.5	Amendment to articles of incorporation, dated December 1, 1979	(1)
3.6	Amendment to articles of incorporation, dated May 12, 1992	(1)
3.7	Amendment to articles of incorporation, dated November, 1999	(1)
3.10	Amendment to articles of incorporation, dated June 1, 2004	(2)
3.11	Amendment to articles of incorporation, dated February 2, 2006	(4)
3.8	By-laws	(1)
3.9	Board of directors resolution amending Unico’s by-laws, dated April 1, 1992	(1)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(2)
10.60	Convertible Debenture No. 29 for $25,000 dated 03/02/06 issued to Umbrella Holdings	(5)
10.61	Convertible Debenture No. 30 for $75,000 dated 03/08/06 issued to Umbrella Holdings	(5)
10.62	Convertible Debenture No. 31 for $75,000 dated 03/15/06 issued to Outboard Investments, LTD	(5)
10.63	Convertible Debenture No. 32 for $150,000 dated 03/22/06 issued to Outboard Investments, LTD	(5)
10.64	Convertible Debenture No. 33 for $250,000 dated 0/06/06 issued to Outboard Investments, LTD	(5)
10.65	Convertible Debenture No. 34 for $250,000 dated 04/18/06 issued to Outboard Investments, LTD	(5)
10.66	Convertible Debenture No. 35 for $300,000 dated 05/4/06 issued to Outboard Investments, LTD	(5)
10.67	Convertible Debenture No. 36 for $500,000 dated 05/17/06 issued to Outboard Investments, LTD	(5)
10.68	Mining Lease with Joel Johnson dated 08/0706	(6)
10.69	Convertible Debenture No. 37 for $250,000 dated 06/15/06 issued to Outboard Investments, LTD	(6)
10.70	Convertible Debenture No. 38 for $100,000 dated 08/15/06 issued to Outboard Investments, LTD	(6)
10.71	Convertible Debenture No. 39 for $100,000 dated 08/18/06 issued to Outboard Investments, LTD	(6)
10.72	Convertible Debenture No. 40 for $250,000 dated 08/31/06 issued to Outboard Investments, LTD	(6)
10.73	Third Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated 11/01/06	(7)
10.74	Fourth Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated 4/26/07	(8)
10.75	Convertible Debenture No. 41 for $200,000 dated 08/2/07 issued to Blue Marble Investments, LTD	(8)
10.76	Stock purchase agreement with Cherry Creek Holdings, LLC dated 12/29/06	(8)

10.77	Stock purchase agreement with Cherry Creek Holdings, LLC dated 1/12/07	(8)
10.78	Fifth Modification of the Deer Trail Lease dated June 29, 2007	(9)
10.79	Convertible Debenture No. 42 for $400,000 dated 3/15/07 to Blue Marble Investments	(9)
10.80	Convertible Debenture No. 43 for $300,000 dated 3/19/07 to Blue Marble Investments	(9)
10.81	Convertible Debenture No. 44 for $200,000 dated 3/23/07 to Blue Marble Investments	(9)
10.82	Convertible Debenture No. 45 for $140,000 dated 4/5/07 to Blue Marble Investments	(9)
10.83	Convertible Debenture No. 46 for $200,000 dated 4/25/07 to Blue Marble Investments	(9)
10.84	Convertible Debenture No. 47 for $200,000 dated 4/30/07 to Blue Marble Investments	(9)
10.85	Convertible Debenture No. 48 for $800,000 dated 5/15/07 to Blue Marble Investments	(9)
10.86	Convertible Debenture No. 49 for $300,000 dated 5/30/07 to Blue Marble Investments	(9)
10.87	Agreement (concerning the sale of Deer Trail Mine claims) dated effective May 31, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.88	Assignment of Contractual Water Right dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.89	Water Rights Lease and Water Pipeline Easement Agreement dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.90	Right of Way Easement dated June 21, 2007 granted to PacifiCorp	(10)
10.91	Convertible Debenture No. 50 for $300,100 dated June 1, 2007 issued to Blue Marble Investments	(10)
10.92	Convertible Debenture No. 51 for $375,000 dated June 8, 2007 issued to Blue Marble Investments	(10)
10.93	Convertible Debenture No. 52 for $100,000 dated June 11, 2007 issued to Compass Capital Group, Inc.	(10)
10.94	Convertible Debenture No. 53 for $50,000 dated June 20, 2007 issued to Compass Capital Group, Inc.	(10)
10.95	Convertible Debenture No. 54 for $250,000 dated July 2, 2007 issued to Blue Marble Investments	(10)
10.96	Convertible Debenture No. 55 for $200,000 dated July 30, 2007 issued to Blue Marble Investments	(10)
10.97	Convertible Debenture No. 56 for $100,000 dated August 21, 2007 issued to Compass Capital Group, Inc.	(10)
10.98	Convertible Debenture No. 57 for $50,000 dated August 29, 2007 issued to Compass Capital Group, Inc.	(10)
10.99	Convertible Debenture No 58 for $50,000 dated September 10, 2007 issued to Compass Capital Group, Inc.	(11)
10.100	Convertible Debenture No 59 for $100,000 dated September 14, 2007 issued to Compass Capital Group, Inc.	(11)
10.101	Convertible Debenture No 60 for $100,000 dated September 17, 2007 issued to Compass Capital Group, Inc.	(11)
10.102	Convertible Debenture No 61 for 200,000 dated October 10, 2007 issued to Blue Marble Investments.	(11)
10.103	Convertible Debenture No 62 for $150,000 dated October 30, 2007 issued to Blue Marble Investments.	(11)
10.104	Convertible Debenture No 63 for $50,000 dated November 20, 2007 issued to Compass Capital Group, Inc.	(11)
10.105	Convertible Debenture No 64 for $75,000 dated November 26, 2007 issued to Compass Capital Group, Inc.	(11)
10.106	Convertible Debenture No 65 for $199,854.09 dated December 11, 2007 issued to Blue Marble Investments	(12)

10.107	Convertible Debenture No 66 for $25,000 dated January 4, 2008 issued to Compass Capital Group, Inc.	(12)
10.108	Convertible Debenture No 67 for $15,000 dated January 15, 2008 issued to Compass Capital Group, Inc.	(12)
10.109	Convertible Debenture No 68 for $35,000 dated January 18, 2008 issued to Blue Marble Investments	(12)
10.110	Convertible Debenture No 69 for $250,000 dated January 23, 2008 issued to Moore Investment Holdings, LLC	(12)
10.111	Convertible Debenture No 70 for $250,000 dated January 30, 2008 issued to Moore Investment Holdings, LLC	(12)
14	Code of Ethics adopted May 19, 2006	(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Audit Committee Charter adopted July 7, 2004	(3)

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

(8) Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2007 filed on June 7, 2007.

(9) Incorporated by reference from Unico’s Amended Quarterly Report on Form 10-QSB/.A for the Quarter Ended May 31, 2007 filed on July 7, 2007.

(10) Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended August 31, 2007 filed on October 12, 2007.

(11) Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2007 filed on January 14, 2008.

(12) Incorporated by reference from Unico's Annural Report on Form 10-K for the Fiscal Year Ended February 29, 2008 filed on June 3, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO, INCORPORATED

Dated: June 11, 2009

/s/ Mark A. Lopez

Mark A. Lopez

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	DATE

/s/ Ray C. Brown
Ray C. Brown, Director	June 11, 2009

/s/ Edward E. Winders
Edward E. Winders, Director	June 11, 2009

/s / C. Wayne Hartle
C. Wayne Hartle, Director	June 11, 2009

UNICO, INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and February 28, 2007

CONTENTS

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Stockholders’ Equity (Deficit)

F-6

Consolidated Statement of Cash Flows

F-7

Notes to the Consolidated Financial Statements

             F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Unico Incorporated

San Diego, California

We have audited the consolidated balance sheets of Unico Incorporated as of February 29, 2008, and February 28, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended February 29, 2008 and February 28, 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 8, the consolidated financial statements for the year ended February 29, 2008 have been restated to correct an error for not including a cumulative inception column for an entity that is in the exploration stage.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

June 2, 2008, except for Note 8 which is June 11, 2009

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Balance Sheets

	February 29	February 28
ASSETS	2008	2007
Current Assets
Cash	$-	$7,194
Accounts receivable	1,420	-
Prepaid expense	20,000	-
Total Current Assets	21,420	7,194
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	4,167,132	583,228
Construction in progress	2,174,952	1,726,861
Total Fixed Assets	6,342,084	2,310,089
Other Assets:
Cash- reclamation bonds	215,799	207,703
Deposit	8,947	20,460
Total Other Assets	224,746	228,163
Total Assets	$6,588,250	$2,545,446
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$3,142	$-
Accounts Payable	785,424	246,607
Wages payable	27,196	-
Accrued Expenses	400	31,607
Reclamation obligations	144,862	131,784
Accrued interest payable	24,510	120,100
Accrued interest payable - related party (Note 2)	355,845	33,707
Taxes payable	17,369	-
Derivative Liability	8,311,182	3,019,291
Debentures payable, (Note 3)	75,000	1,148,000
Debentures payable-related party net of discount (Note 2)	5,496,821	571,059
Total Current Liabilities	15,241,751	5,302,155
Total Liabilities	15,241,751	5,302,155
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 9,880,727 and 2,010,840 shares issued and outstanding, respectively	9,881	2,011
Stock Payable	999,000	999,000
Additional Paid in Capital	51,252,507	41,117,241
Accumulated Deficit prior to exploration stage	(15,340,078)	(15,340,078)
Accumulated Deficit exploration stage	(45,584,611)	(29,544,683)
Total Stockholders' Deficit	(8,653,501)	(2,756,709)
Total Liabilities and Stockholders' Deficit	$6,588,250	$2,545,446

The accompanying notes are an integral part of these financial statements

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Operations
			(Restated)
			Cumulative
			Period
			From Inception
	For the Year Ended		(June 1, 2004) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Total Revenues	$-	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense	594,267	403,855	1,401,037
Depreciation and accretion	173,849	225,216	640,026
Professional fees	471,351	434,522	1,705,873
Salaries/wages	383,055	327,936	1,289,848
General and administrative expense	438,719	405,585	3,147,318
Total Operating Expenses	2,061,241	1,797,114	8,184,102
Net Operating Loss	(2,061,241)	(1,797,114)	(8,157,900)
Other Income (Expense)
Interest expense	(5,266,533)	(2,853,375)	(11,857,599)
Interest income	12,413	6,112	23,461
Derivative gain (loss) on debentures	(859,016)	(434,060)	(2,554,380)
Loss on sale of asset	-	(5,914)	(5,914)
Loss on settlement of debt	(7,877,820)	(13,248,915)	(23,008,257)
Other income	12,619	-	(23,672)
Total Other Expense	(13,978,337)	(16,536,152)	(37,426,361)
LOSS FROM CONTINUING OPERATIONS	(16,039,578)	(18,333,266)	(45,584,261)
Income Tax Expense	(350)	-	(350)
Net Loss	$(16,039,928)	$(18,333,266)	$(45,584,611)
Net Loss Per Share	$(2.33)	$(35.63)
Weighted Average Shares Outstanding	6,892,460	514,492

The accompanying notes are an integral part of these consolidated financial statements .

UNICO, INCORPORATED
(An exploration stage company)
Statements of Stockholders' Equity (Deficit)
(Restated)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, June 1, 2004 (Inception of the exploration stage)	-	$-	181,926	$182	$9,906,554	$(15,340,078)
S8 Stock issued for services	-	-	5,000	5	249,995	-
Preferred stock issued for related party debt extinguishment	6,898,032	6,898	-	-	485,764	-
Preferred stock issued for debt extinguishment	2,401,968	2,402	-	-	169,148	-
Preferred stock issued for services (restated)	500,000	500	-	-	35,210	-
Stock issued for extinguishment of debt	-	-	16,930	17	811,782	-
Stock issued for conversion of debentures	-	-	793,000	793	8,564,925	-
Net loss for year ended February 28, 2005	-	-	-	-	-	(8,939,320)
Balance, February 28, 2005	9,800,000	9,800	996,856	997	20,223,378	(24,279,398)
Purchase of preferred stock from related party	(3,000,000)	(3,000)	-	-	(177,000)	-
Preferred stock issued for related party debt extinguishments	3,000,000	3,000	-	-	87,000	-
Stock issued for conversion of debentures	-	-	347,671	348	1,000,763	-
Net Loss for period ended February 28, 2006	-	-	-	-	-	(2,272,097)
Balance, February 28, 2006	9,800,000	9,800	1,344,527	1,345	21,134,141	(26,551,495)
S8 Stock issued for services	-	-	4,200	4	30,496	-
Stock issued for conversion of debentures	-	-	662,113	662	19,202,604	-
Capital contribution from shareholders	-	-	-	-	750,000	-
Net loss for year ended February 28, 2007	-	-	-	-	-	(18,333,266)
Balance, February 28, 2007	9,800,000	9,800	2,010,840	2,011	41,117,241	(44,884,761)
Stock issued for conversion of debentures	-	-	7,869,887	7,870	10,135,266	-
Net loss for period ended February 29, 2008	-	-	-	-	-	(16,039,928)
Balance, February 29, 2008	9,800,000	$9,800	9,880,727	$9,881	$51,252,507	$(60,924,689)
Retained Earnings deficit prior to exploration stage						$(15,340,078)
Retained Earnings deficit exploration stage						$(45,584,611)

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration company)
Consolidated Statements of Cash Flows
			(Restated)
			Cumulative
			Period
			from inception
	For the Year Ending		(June 1, 2004)
	February 29,	February 28,	to February 29,
	2008	2007	2008
Cash Flows from Operating Activities:
Net Loss	$(16,039,928)	$(18,333,266)	$(45,584,611)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	173,849	225,216	640,026
Loss on settlement of debt	7,877,820	13,682,975	23,442,317
Derivative/Interest related to convertible debentures	5,743,857	2,672,247	13,013,138
Loss on sale of assets	-	5,914	5,914
Common stock for services	-	-	280,500
Preferred stock for services	-	-	35,710
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(8,096)	(28,588)	13,655
Prepaid expense	(8,487)	(14,800)	(28,247)
Deposit	-	-	5,158
Accounts receivable	(1,420)	-	(1,420)
Increase (Decrease) in:
Accrued expenses	328,499	(529,910)	(201,411)
Accounts payable and other liabilities	583,382	(203,160)	1,387,912
Net Cash Used by Operating Activities	(1,350,524)	(2,523,372)	(6,991,359)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(448,091)	(1,726,861)	(2,174,952)
Sale of fixed assets	-	26,200	26,200
Purchase of fixed assets	(3,744,675)	(72,281)	(4,142,519)
Net Cash Used by Investing Activities	(4,192,766)	(1,772,942)	(6,291,271)
Cash Flows from Financing Activities:
Decrease/increase in bank overdraft	3,142	-	(10,480)
Capital contributions from shareholders	68,000	750,000	818,000
Proceeds from notes and stock payables	-	999,000	1,100,800
Issuance of convertible debentures	5,464,954	2,525,000	11,432,454
Payments on notes and debentures	-	-	(58,144)
Net Cash Provided by Financing Activities	5,536,096	4,274,000	13,282,630
Net Increase (Decrease) in Cash	(7,194)	(22,314)	-
Cash at Beginning of Period	7,194	29,508	-
Cash at End of Period	$-	$7,194	$-
Cash Paid For:
Interest	$21,922	$25,000	$69,088
Income Taxes	$350	$-	$350
Non-Cash Financing Activities:
Common stock issued for services	$-	$30,500	$316,210
Preferred stock issued for debt extinguishments	-	-	261,550
Common Stock issued for debt extinguishments	$1,165,236	$3,043,725	$4,313,961

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

On July 12, 2004, Unico filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940. Unico's Deer Trail Mine exploration activities are conducted through Deer Trail Mining Company, LLC, a Nevada limited liability company while Unico's Bromide Basin Mine exploration activities are conducted through Bromide Basin Mining Company, LLC, a Nevada limited liability company. Unico also owns Silver Bell Mining Company, Inc., which is not presently operational.  On October 11, 2005, the Unico shareholders approved a proposal to authorize the Company’s Board of Directors to withdraw the Company’s election to be treated as a BDC.  On October 12, 2005 a Notification of Withdrawal of BDC Election was filed with the Securities and Exchange Commission so that Unico could begin conducting business as an exploration company rather than as a BDC subject to the Investment Company Act.

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

b.

Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a February 28 thyear-end.   The Company reports the operations of itself and its subsidiaries  on a consolidated basis.

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

f.

Construction In Progress

The Company has expended $2,174,952 for construction in progress.  This is expenditures for work that has been undertaken, but not yet completed.  No depreciation has been recorded for this asset.  Upon its completion it will be reclassified it will be reclassified as equipment or building and be depreciated.

g.

Exploration Activities

All costs associated with exploration activities will be expensed.  All exploration to date has been expensed.  As reserves are established from future exploration activities only costs associated with bringing the reserve into production will be capitalized.

h.

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

	2008	2007
Loss from operations	$(16,039,928)	$(18,333,266)
Total loss per share	$(2.33)	$(35.63)
Weighted Average Number of Shares Outstanding	6,892,460	514,492

i.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

	2008	2007
Deferred tax assets:
NOL Carryover	$2,036,560	$3,576,630
Accrued Expenses	400	25,5000
Deferred tax liability:
Accumulated Depreciation	173,849)	(92,400)
Valuation allowance	(1,863,111)	(3,508730)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended February 29, 2008 and February 28, 2007 due to the following:

	2008	2007
Book income	$(8,522,020)	$(7,149,975)
Depreciation	173,849	68,835
	-	-
Accrued Expense	29,400	(200,665)
Stock for services	-	11,895
Debentures	5,571,821	5,167,075
Derivative Loss	859,016	169,280
Other	-	250
Sale of Assets	-	7,710
Interest	299,401	1,108,665
Valuation allowance	1,588,533	816,930
	$-	$-

At February 29, 2008, the Company had net operating loss carryforwards of approximately $11,136,000 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the February 29, 2008 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

FIN 48 – Accounting for Uncertainty in Income Taxes

On March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxe s(FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

Upon adoption of FIN 48, there was no impact to the Company's consolidated financial statements. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations. Accrued interest on uncertain tax positions is not significant. There are no penalties accrued as of February 29, 2008. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2004 – 2006
California	2004 – 2006
Utah	2004 - 2006

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

j.

Recent Accounting Pronouncements

During the year ended February 29, 2008, the Company adopted the following accounting pronouncements:

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109” , (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140 , regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” , or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

k.

Revenue Recognition

The Company will recognize revenues from sales of minerals. Minerals will be milled at the Deer Trail site from mineralized materials that are mined or taken from existing stockpiles of previously removed mineralized materials and sent to outside firms for refining into metals. Revenue from all sources will be recognized when persuasive evidence of an arrangement exists and the amount is fixed or determinable, delivery has occurred, and collection is reasonably assured. Any amounts received in advance of the minerals being delivered will be recorded as deferred revenue.

l.

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

m.

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

n.

Changes to Financial Statements

Prior years classification have been adjusted to match current year presentation.

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  Ray Brown assigned   $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $11.207for Ray Brown’s debenture and $39,200for Joseph Lopez’s debenture as of February 29, 2008.  During the year ended February 29, 2008, the Company converted $16,566of interest and $7,079 of principal due Ray Brown through the issuance of 17,255 post-reverse restricted shares of common stock and paid Ray $21,921 in cash for interest due.   The balance due Mr. Brown on his convertible debenture as of February 29, 2008 is $449,514.  The balance due Joseph Lopez is $114,466.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

As of February 29, 2008 the Company has accrued $355,845 for interest due to related parties in regard to these outstanding debentures.

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

During the year ended February 29, 2008, the Company entered into a total of 5 settlement transactions in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $1,025,000.  Unico agreed to settle each action by issuing a total of 7,852,632 shares of its common stock to the note holders.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  As a result of issuing shares under the settlements, the Company recorded an expense of $7,877,820.  In addition, $68,000 was paid to the Company from the debenture holders resulting from an adjustment in the stock price subsequent to the court ordered settlement.  This price adjustment was treated as an adjustment to additional paid-in capital.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of February 29, 2008, the Company had 9,880,727 shares of common stock issued and outstanding with 4,990,119,273 shares authorized but unissued.

During the year ended February 29, 2008 the Company issued 7,852,632 shares of free trading common stock under court ordered settlement agreements as satisfaction of convertible debentures totaling $1,025,000 which were in default.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard form, interested parties, as to the fairness of each transaction, by a state court in Florida who specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.   As a result of this settlement, the Company recorded an expense of $7,877,820 which represented the difference in market value of the stock issued compared with the value of the stock which would have been issuable under the conversion terms.

During the year ended February 29, 2008, the Company issued a total of 17,255 shares of common stock on the conversion of debentures payable plus interest to Ray Brown totaling $23,645.

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

NOTE 5 – LEGAL MATTERS

During the fiscal year ended February 29, 2008, the Company settled six lawsuits filed in the Twelfth Circuit (State) Court in Florida stemming from defaulted convertible debentures totaling $1,025,000 and $36,406 of interest. Unico agreed to settle all of the actions by issuing a total of 7,852,632 shares of its common stock to the plaintiffs. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.

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

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $60,924,689 from its inception through February 29, 2008.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 29, 2008 and February 28, 2007

During the next 12 months, the Company’s plan of operation is to raise approximately $2,500,000 for investment into its subsidiary companies: Deer Trail Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

•

Complete analytical certification by independent lab, ALS Chemex, and final reporting from consulting firm, Behre Dolbear & Company (USA), on the logging and shipment of core samples identified and taken from the completed 2 ndphase of exploratory drilling at the Deer Trail Mine;

•

Continue sampling and analyzing mineralized rock samples, stockpiles and dump material from the Deer Trail Mine to evaluate the most efficient means to conduct future mining and milling activities;

•

Expand metallurgical research department at the Deer Trail Mine and Mill Facility;

•

Purchase additional lab equipment for metallurgical purposes;

•

Upgrade mine infrastructure and begin underground maintenance and rehabilitation work at the Deer Trail Mine;

•

Continue to upgrade and complete the re-construction project on the existing mill at the Deer Trail Mine;

•

Upgrade the crushing facility at the upper Deer Trail Mine and continue screening the mineralized material dumps;

•

Begin milling and processing activities at the Deer Trail Mill and Processing Facility;

•

Acquire new mining equipment to improve exploration activities at the Deer Trail Mine;

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

•

Commence exploration work to evaluate the potential of the mining claims at the Silver Bell Mine beginning in the Summer of 2008.

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

NOTE 8 – AMENDMENT TO FINANCIALS

The financial statements have been amended to reflect the fact that the Company is an exploration stage company.  A column has been added to the operating statements, the cash flows statement and the equity statement has been updated to include inception to date financial information based on the company being an exploration stage company.