Form 10-K
period 2009-02-28
UNICO INC /AZ/
filed 2009-06-15
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30239

UNICO, INCORPORATED

(Exact name of small business issuer as specified in its charter)

Arizona	13-4171971
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108

(Address of principal executive offices)

(619) 209-6124

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None (Title of each class)	N/A (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the voting and non-voting common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.  $21,267,729, based on the last sale price of $.15, as reported on the OTC bulletin board on August 29, 2008.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The Registrant had 141,784,859 shares of common stock, $0.001 par value, outstanding as of June 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).  None

PART I

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

Reverse Stock Split

On January 28, 2008 the stockholders of Unico, Incorporated approved a proposal to amend the Company’s Articles of Incorporation to authorize the Board of Directors, in its discretion, to effect a reverse stock split of the Company’s common stock at a ratio of up to one for five hundred during the six month period following the date of the Special Meeting of Shareholders. The Board of Directors approved a reverse stock split of the Company’s common stock which became effective June 30, 2008.  This enabled the Company to increase the number of authorized, but unissued common shares, so as to permit the conversion of outstanding convertible debentures to shares of the Company’s common stock, and to enable the Company to  raise additional needed capital.  It has also enabled the Company to increase the trading price of the Company’s common stock to a level more acceptable to potential investors.  All share numbers and price per share figures appearing in this Annual Report are expressed in numbers of post-reverse split shares, unless otherwise noted.

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

The exploration and testing at the Deer Trail Mine have been conducted through Unico's subsidiary, Deer Trail Mining Company, LLC (“Deer Trail Mining Company” or “DTMC”) since soon after DTMC was formed in late June, 2004.. Future exploration at the Silver Bell Mine will be conducted through Unico's subsidiary, Silver Bell Mining Company, Inc. ("SBMC").

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

Since June 2004 Deer Trail Mining Company has assumed exploration activities, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has 18 full time employees, 1 part time employee and 4 consultants.  The necessary permits to commence mining activities at the Deer Trail Mine have been acquired, provided that the surface disturbance from the mining activities does not exceed 10 acres for both mine and mill. In early 2005, Unico and Deer Trail Mining Company received approval from the Utah Division of Oil, Gas and Mining of the Company's Large-Scale Mining Permit (file number 10311003) for the Deer Trail Mine in Marysvale, Utah. The State of Utah's Division of Oil, Gas and Mining granted approval of the Company's application to expand its existing small exploration project to a large mining exploration project, which is expected to significantly increase the area of activity and the capacity of the company's mill at the Deer Trail Mine. This Large-Scale permit takes the place of the previous two Small-Scale permits described above.  In 2004, Unico filed to obtain a construction permit with the State of Utah Department of Environmental Quality (both the Utah Division of Air Quality and the Utah Division of Water Quality) for the Deer Trail Mine tailings impoundment pond no. 2.

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

Unico completed a mill on site at the Deer Trail Mine. In November 2001, Unico began milling activities. Unico started screening and crushing old mineralized materials dumps on the upper Deer Trail Mine and moved the materials to the ball mill.  The Deer Trail Mining Company has completed construction of the flotation circuit in the mill to enhance efficiency.   In July 2006, Deer Trail Mining Company completed the upgrades to the screening plant and began screening the old mineralized material dumps at the upper Deer Trail Mine. Once screened, the material is moved to the mill facility and stockpiled for further processing. The Company anticipates running this material through its mill once reconstruction is complete.

On August 31, 2005, Deer Trail Mining Company entered into a five-year purchase contract with PGM, LLC of Los Angeles under which PGM will purchase precious metal bearing concentrates from the Deer Trail processing center.  Most sales will not occur until the mill processing center is complete at the Deer Trail Mine.  PGM has advanced Deer Trail Mining Company $25,000 for an initial shipment of concentrates that will be produced on a pilot plant basis.  PGM has since requested that the contract be voided based on the fact that their process cannot effectively extract the minerals of the Company’s concentrate.

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

Hole	Interval From – to-- (ft)	Gold (grams/troy oz.)	Silver (grams/ Troy oz.)	Lead (%)	Zinc (%)

RC-1	190 -- 230 40	0.207	10.98	0.355	0.205

RC-2	40 -- 45…. 5	0.364	95.36	3.61	0.390

Includes	175 -- 180 5	0.369	45.71	2.87	1.41

RC-10	65-- 95 30	0.363	16.48	0.086	0.022

RC-11	60 -- 70 10	1.36	52.25	0.758	0.191

Includes	65 -- 70 5	2.26	32.69	0.961	0.289

RC-12	85 -- 90 5	0.460	137.14	3.94	1.00

RC-17	55 -- 65 10	0.799	13.02	0.033	0.012

RC-18	45 -- 50 5	1.54	40.77	0.154	0.018

RC-19	0 -- 140 140	0.527	14.65	0.116	0.107

Includes	35 -- 45 10	2.64	14.11	0.840	1.26

Includes	35 -- 40 5	4.66	21.15	1.30	2.14

Includes	75 -- 120 45	0.930	34.86	0.135	0.021

Includes	95 -- 105 10	3.17	88.63	0.303	0.019

Includes	100 -- 105 5	4.78	151.02	0.682	0.008

RC-20	95 – 100 5	1.92	62.02	0.218	0.030

RC-21	95 - 110 15	0.899	74.29	0.145	0.014

RC-22	110 - 120 10	1.77	18.14	0.074	0.024

Includes	115 - 120 5	3.25	27.52	0.079	0.014

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

In the early part of fiscal year 2010 the Company has determined to do a comprehensive channel sampling program throughout all three levels of the 3400 Area in planned concert with a partner in order to re-confirm the tenor and tonnage prior to establishing additional mine headings . This will be the next phase of exploration. Later in the fiscal year 2010 we plan to establish an indicated and/or measured reserve in the 8600 Area with underground or surface drilling.  This would include the area beyond the 1980 working face as well as the untested interval of the projected Toroweap mineralized body between the PTH Tunnel and the terminal levels of the Upper Mine.  Later in the fiscal year 2010 we also plan to test the potential in the Mississippian with a 6 to 10 hole program adjacent to known feeder structures in both the 3400 and 8600 Areas.  Based on the size of the existing mineralized bodies it is anticipated that the size of this area will be many multiples of that of the original combined Toroweap mineralized body in the Upper Mine and 8600 Area of the Lower Mine.

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

Mill Tailings Current Extraction Plans

The grade and tonnage of the tailings and dumps present at the Upper Mine site will be re-confirmed by grid auger drilling.  All economically prospective mill tailings and dumps existing on the property, as well as possibly from other nearby mines will be re-processed and the precious metals contained within them recovered.  This will be accomplished when installation of the acid leach circuit at the Deer Trail Mill has been completed and is operational.

Exploration Time Table and Budget

Additional exploration has been planned but no time or budget has been established to complete this work.

Phased Program - Plan for Incremental Mine Development

The six-point plan listed below outlines our proposed plan of action.  The bases of the plan is that profits from the easily established acid leach recovery of precious metals from the Upper Mine’s tailings and possibly backfill can be utilized to finance exploration and development of the 3400 Area and ultimately the 8600 Area as well as other potential targets in successive stages. Details on the grade, tonnage, and planned processing of the oxidized material present at the Upper Mine can be found in the Deer Trail Mining Company’s Mining Engineer’s summary reports (Appendix II).

1.

Complete the acid leach circuit and begin processing the 100,000 tons of mill tailings.

2.

Systematically sample the 100,000 tons of backfill in the Upper Mine.

3.

Systematically sample and, if warranted, drill the most prospective portions of the 3400 Area.  Re-commence mining if warranted and up-grade equipment as necessary.

4.

Establish at indicated and/or measured reserves in the 8600 Area with underground or surface drilling.  This would include the area beyond the 1980 working face as well as the untested interval of the projected Toroweap mineralized body between the PTH Tunnel and the terminal levels of the Upper Mine.

5.

Rehabilitate the 8600 Area workings including rails, timbers, electrical system, ventilation system, hoist, etc.  Bore mandatory escape raise connecting the PTH Tunnel with the Upper Mine and re-commence mining in the 8600 Area.

6.

Test the potential in the Mississippian with a 6 to 10 hole program adjacent to known feeder structures in both the 3400 and 8600 Areas.  Anticipated size is many multiples of that of the original combined Toroweap mineralized body in the Upper Mine and 8600 Area of the Lower Mine.

Plans to Conduct Exploration

The time and budget have not been established for this program.

Funding for Exploration Programs

It is anticipated that funding for most exploration programs will be generated through one or more of the following:

1.

Sale of Au-Ag-Zn-Pb-Cu concentrate.

2.

Acquiring joint venture partners.

3.

Private stock placements.

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

The primary purpose of the agreement was to allow Bromide Basin Mining Company access to the claims to conduct exploratory studies to evaluate the potential of the claims before exercising the purchase option from Kaibab Industries.

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

•

Construct large tailings pond for large scale processing.

•

Begin milling and processing activities at the Deer Trail Mill and Processing Facility;

•

Acquire new mining equipment to improve exploration activities at the Deer Trail Mine;

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

•

Commence exploration work to evaluate the potential of the mining claims at the Silver Bell Mine beginning in the Summer of 2009

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $2,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.

Smelting and Refining

All of the processing of concentrates generated from the mill will be processed on site or at a leaching plant in Phoenix owned by an unrelated party.  Gold, silver and tellurium will be extracted from the concentrates.  All base metals will be stored to be shipped later in rail car lots to smelters in Canada or Mexico.

Dependence on Metal Prices

Unico's activities will be largely dependent on metal prices. The prices may fluctuate on the world commodity markets and will be beyond the influence of Unico. A substantial reduction in the price of metals might impede Unico's ability to economically mine or to raise additional capital. Similarly, recent increases in precious metal prices have been beneficial to mining companies, and may increase Unico's ability to acquire new capital.

Competition

Unico competes with many mining exploration companies in the U.S. and throughout the world. The majority of Unico's competitors are much larger and better financed than Unico. Some of Unico's competitors have terminated mining exploration projects, and some mining companies have closed mining operations in past years due to low metal prices. Some exploration and mining operations have been consolidated through mergers or other acquisitions. Recent increases in metal prices have helped exploration and mining companies in expanding operations and in their efforts to acquire new capital.

Employees

During the fiscal year ended February 28, 2009 the Company and its subsidiaries had a total of 21 employees. Currently, the Company including subsidiaries has 15 full time employees, 1 part time employee and 4 consultants.  The full time employees include a CEO, CFO, general manager, senior engineer/mine manager, metallurgist and geologist. Unico believes the number of employees may increase to approximately 30 within the next twelve months. In the event the exploration activities are successful, additional employees may be added in the future.

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

Cost and Effect of Compliance with Environmental Laws

Environmental regulations and guidelines have been established by state and federal agencies to insure that the environment is not permanently adversely impacted. Deer Trail Mining Company presently has $221,526 in reclamation bonds with the U.S. Forest Service and the Utah Division of Oil, Gas and Mining. As Unico expands its exploration activities it will become necessary to comply with further regulations for larger operations and more bonding will be required from time to time. Permitting will be an ongoing function of Unico's operations.

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

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board.  Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. Uinco’s audit committee charter was incorporated by reference from the Company’s Annual Report on Form 10-KSB for the Year Ended February 28, 2005 filed on June 20, 2005.

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

We will need to raise additional capital to finance operations

Past operations have relied on monies generated from external financing to fund our operations.  Even though, we anticipate that we will generate revenues in the coming year we will still need to raise substantial amounts of capital to provide for increased processing capacity.  External financing will be required for future expansion as well.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing may result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages, which means that we may not be able to continue operations unless we obtain additional funding

The report of our independent accountants on our February 28, 2009 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We could fail to retain or attract key personnel

Our future success depends, in significant part, on the continued services of Mark A. Lopez, our Chief Executive Officer.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Lopez.

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks..

ITEM 1B.

UNRESOLVED STAFF COMMENTS

There is an outstanding comment letter from the Securities and Exchange Commission relating to the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2008 that has not been resolved.  Since Unico is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, as those terms are defined in applicable rules, and since the comments were received less than 180 days before the end of the fiscal year covered by this Annual Report, Unico is not required to disclose the substance of any unresolved comments in this report.  Nevertheless, Unico amended its Annual Report for the fiscal year ended February 29, 2008 in the effort to resolve the outstanding comments.

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

The Deer Trail mineralized body was first discovered by deer hunters in 1878. The mineralized body originally cropped out at the surface. It is estimated that between 1878 and 1917, about 10,000 tons of mineralized materials were mined. A small mill was installed in 1918, and between 1918 and 1923 the mine produced about 138,000 tons of predominately oxidized mineralized materials averaging 1.38 opt gold, 11.49 opt silver and 3.26% lead. Zinc and copper were not recovered. In 1923, mining was suspended when the workings encountered a fault that cut off the mineralized materials, and for more than 20 years production was limited to drawing stopes and removing pillars. In 1945, the PTH tunnel was started to explore for the faulted extension of the Deer Trail mineralized body. The 3,400 mineralized body was encountered unexpectedly by this tunnel and a total of 5,000 tons of mineralized materials averaging 2.84% lead, 0.76% copper, 6.26% zinc, 15.17 opt silver and 0.19 opt gold were shipped. By 1964, the PTH tunnel had intersected the offset part of the Deer Trail mineralized body. From 1964 until 1981 this segment of the mineralized body produced over 100,000 tons of unoxidized sulfide mineralized materials averaging 5% lead, 0.6% copper, 12% zinc, 15 opt silver, and 0.10 opt gold. The present working face is still in mineralized material.

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

Unico leased the property effective June 1, 1992. Unico has taken a few small lots of mineralized materials from the stopes in the 8600 area of the PTH tunnel for testing and evaluation purposes, and has identified several excellent targets within those workings. In April 2001, Unico began limited exploration activities which were concentrated in the 3400 area of the mine until underground exploration activities temporarily stopped in October 2003. Unico transferred all rights and obligations to the Deer Trail Mining Company in June 2004. Deer Trail Mining Company purchased the claims in July 2007, and is the current owner and operator of the Deer Trail Mine. Deer Trail Mining Company resumed underground exploration activities at the Deer Trail Mine in late 2004.  Underground exploration activities have focused on infrastructure improvements during this past fiscal year along with continuing the exploration and testing of mineralized areas.

Following is a map of the area where the Deer Trail Mine is located along with a map of the claims owned by the Deer Trail Mining Company, LLC.

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

The Deer Trail mineralized area consists of a semicontinuous group of narrow, elongate strata-bound replacement bodies developed adjacent to a central vein. The mineralized area has a sinuous ribbon like shape in plain view and has been mined for a length of approximately 5,525 feet over a width averaging 32 to 38 feet and a height averaging about 15 to 30 feet.

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

No Reserves - None of the Deer Trail Mines has ever had measured or indicated ore reserves as currently defined by the Securities and Exchange Commission.  All four companies that previously conducted mining operations between the periods of 1878 and 1980 simply “followed the mineralized area” or its projected trend (Table 1).  This method was undertaken at the Upper (Old) Mine from 1878 to 1942 and in the Lower (New) Mine from 1945 to 1980.  Production at the former was terminated by Presidential Order because of World War II while exploitation of the latter ceased due to the precipitous and prolonged price decline of precious metals. In both cases there was no lack of prominent mineralization.  The advent of much higher metal prices, particularly with regard to silver and gold, now makes potential mining of the Deer Trail Mine more attractive.  However, the grade and tonnage of the extensions need to be documented with modern methods such as core drilling and re-sampling of the drifts in order to establish any reserves.  Unico has no immediate plans to try to establish any reserves.

TABLE 1 – SUMMARY OF MOST PRODUCTIVE PERIODS OF THE UPPER (OLD)

AND LOWER (NEW) DEER TRAIL MINE, PIUTE COUNTY, UTAH

MINE	FROM	TO	TONNAGE	AU	AG	ZN	PB	CU
Upper Deer Trail Mine (8)	1918	1923	138,000	1.380 opt	11.49 opt	NA	3.26%	NA

3400 Area Lower Deer Trail Mine	1945	1962	12,226 of 25,600	0.171 opt	11.61 opt	7.45%	2.96%	0.52%

8600 Area Lower Deer Trail Mine (1)	1964	1980	100,000	0.100 opt	15.00 opt	12.00%	5.00%	0.60%

Methods for delineating the stratabound mineralization ahead of the respective working faces has historically primarily been limited to following visible mineralization in successive rounds of blasting and mucking.  However, this has been augmented by considerable longhole and up-hole percussion drilling

Milling Facilities - In the late 1990’s, Unico began re-conditioning the Lower Mine and in 2000 began constructing a 250 ton/day floatation mill at the old town site of Alunite to process mineralized areas from both the 3400 and 8600 Areas of the mine.  The facility was completed in 2007 and was active until mid-January 2009 when activities were temporarily suspended due to both large and small producers of precious metal-bearing base metals began having extreme difficulty with refineries and smelters buying their concentrates.  As a result, an additional process will be added to the mill to extract the precious metals.

Exploitation of The Upper and Lower Deer Trail Mines

Upper Deer Trail Mine

Upper Mine Geological Justification - The Upper (Old) Deer Trail Mine is hosted by the Permian Toroweap Sandstone and lies about 800 feet above the Pennsylvanian Callville Limestone that hosts the Lower (New) Deer Trail Mine.  Intervening between these two mineralized formations is the Permian Queantoweap Sandstone which carries no known mineralization.  This supergene gold-bearing oxide deposit has been incompletely exploited by over 6,900 feet of workings contained in a 3,300 foot long X 300 feet wide and 30 feet thick.  The latter two dimensions average 30 to 50 feet wide and 15 to 30 feet high (Beaty et al, 1986).  The workings exploited a series of inter-connected iron and manganese oxide manto-type mineralized areas whose original continuity is locally disrupted by several east-northeasterly-trending internal faults with relatively small displacement.  The distribution of the mantos here appears to be related to the axis of a northwesterly-trending anticline that plunges at an angle slightly greater than the regional dip of about 20º to the northwest.

The Upper Deer Trail Mine’s primary period of production was from its discovery in 1878 though 1927.   Subsequent lesser efforts extended through 1942.  Production records from 1878 to 1917 indicate that metals with a contemporaneous value of $150,000 were extracted from approximately 10,000 tons of mineralized materials (Butler, et al, p. 557; Beaty, et al, 1986). Later from 1918 to 1923, 138,000 tons of mineralized materials averaging 1.38 opt gold, 11.49 opt silver, and 3.26 percent lead was mined from the Upper (Old) Deer Trail Mine (Callaghan, 1973 and Table 1).  However, zinc and copper were not recovered (Beaty et al, 1986, p. 1933; Bennett, 2000).

Upper Mine Current Extraction Plan - Extreme high-grading of the deposit took place because of the mine’s relatively remote location and need to maximize the value/ton of mineralized materials as well as to reduce transportation cost; the cut-off grade was reportedly 0.5 opt Au. Thus a considerable amount of material that was formerly considered waste but that is now economic at 2008 prices remains in the workings as both un-mined wallrock and mineralized coarse back-fill (gob).

Lower Deer Trail Mine

Lower Mine Geological Justification - Extensive mining of laterally extensive silver and gold-bearing zinc-lead-cupper-rich sulphide beds (mantos) has been conducted within two separate areas of the Lower (New) Deer Trail Mine over the past 63 years (1945-2008).  However, the main period of activity took place over an interval of 36 years from 1945 to 1971 and from 1976 to 1980.  The sulphide mineralization from both mantos has or will be processed by the on-site Deer Trail Mill.

1.

3400 Area Geological Justification – The 3400 Area of Lower (New) Deer Trail Mine is hosted in the Pennsylvanian Callville Limestone and is comprised of approximately 5,000 feet of development workings.  The mineralization has been developed on the same mineralized bed (manto) on each of the three levels that are 100 vertical feet apart.  However, core drilling in 2005 by the Deer Trail Mining Company indicates that it is but one of a series of over 30 stacked thin mantos that occur over a vertical interval of approximately 600 feet (Fig. 4 and 4a, 4b, & 4c).  These mantos are comprised by single or multiple mineralized layers that are generally 0.3 to 1.6 feet thick within 1.0 to 6.0 foot thick beds (Beaty, Rohtert, and McGrane, 1982; Beaty and Stegen, 1983; Beaty, et al, 1986).  The known mineralized bodies here are up to 250 feet wide, 4,200 feet long, and open down-dip (Beaty, Rohtert, and McGrane, 1982).  Later work by Behre Dolbear (2007) documents that composite mantos commonly occur over intervals of 2.0 to 10.0 feet that locally range up to potentially mineable intervals of 30 feet.  These extend over 1,300 feet from at least the 3100 Area to the 4400 Area of the mine.

The 3400 Area contains the oldest stopes of the Lower Mine.  It was mined on three levels primarily between 1945 and 1962 and briefly in 1981.   Production statistics providing insight into its overall grade only exist for about half of the estimated 25,600 tons mined (Table 3).  Weight-averaged calculations performed in August 2008 by the Deer Trail Mining Company using Concentrator Return Settlement Sheets document that approximately 48% (12,226 tons) of the estimated 25,600 tons apparently selectively mined during six separate years between 1945 to 1981 averaged 0.171 opt Au, 11.61 opt Ag, 7.45 percent Zn, 2.96 percent Pb, and 0.52 percent Cu.  More recently bulk mining by the Deer Trail Mining Company undertaken from 2002 to 2004 yielded 2,000 tons averaging 0.055 opt gold, 8.40 opt silver, 1.65 percent zinc, 1.58 percent lead, 0.289 percent copper.

TABLE 3 – KNOWN 3400 AREA PRODUCTION, LOWER (NEW) DEER TRAIL MINE,

PIUTE COUNTY, UTAH (DOCUMENTED BY DEER TRAIL MINING COMPANY, 2008).

YEAR	TONNAGE	AU	AG	CU	PB	ZN	ZN/PB

1945	5,000 tons	0.190 opt	15.17 opt	0.76%	2.84%	6.26%	2.2/1

1946-1959	NA	NA	NA	NA	NA	NA	NA

1960	370 tons	0.170 opt	10.46 opt	1.19%	2.03%	9.01%	4.4/1

1961	2,199 tons	0.190 opt	7.42 opt	0.29%	2.78%	10.86%	3.9/1

1962	1,209 tons	0.060 opt	7.50 opt	0.22%	4.04%	4.71%	1.2/1

1963-1980	No Prod	8600	Area	Only	Mined

1981	3,048 tons	0.190 opt	11.08 opt	0.36%	3.18%	8.78%	2.8/1

1982-2001	No Prod	Extended	Period of	Depressed	Metal	Prices

2002	500 tons	Not in total	or wgt avgs

2003	500 tons	Not in total	or wgt avgs

2004	500 tons	0.055 opt	8.40 opt	0.29%	1.58%	1.65%	1.0/1

2005-2007	No Prod

2008	500 tons	Not in total	or wgt avgs

Wgt Avg	12,326 tons	0.171 opt	11.61 opt	0.52%	2.96%	7.45%	2.6/1

3400 Area Current Extraction Plan - A comprehensive channel sampling program throughout all three levels of the 3400 Area is planned in concert with a partner in order to re-confirm the tenor and tonnage prior to establishing additional mine headings.

2.

8600 Area Geological Justification –The 8600 Area is the more newly developed portion of the Lower (New) Deer Trail Mine and was exploited from 1964 and 1980.  It constitutes the down-faulted northwesterly extension of the Upper (Old) Deer Trail Mine Au-Ag-Zn-Pb-Cu blanket-type (manto) mineralized body; both mines are hosted by the Permian Toroweap Sandstone.  The 8600 Area segment is +2,300 foot long X 20 to 100 foot wide X 10 to 40 foot thick segment of the deposit and is comprised by unoxidized zinc, lead, and silver sulphides whereas the 3,300 foot long portion in the Upper (Old) Deer Trail Mine the former minerals have been completely converted to iron, manganese, zinc, and lead oxides.  The 8600 Area sulphide portion of the mineralization is comprised by a group of closely related mantos that flank a northwesterly-trending, steeply dipping limonitized vein known as the Red Fissure. Individual mantos are strata-bound and are as much as 10 feet thick; ore minerals are massive in nature. The mineralization is typically thickest at its intersection with the near-vertical structure.  The largest individual Toroweap-hosted manto observed to date in the 8600 Area is more than 600 feet long, 60 feet wide, and 10 feet thick (Beaty, et al 1986; Deer Trail Mining Company Mine Maps, 2008).  The latter two dimensions constitute the working face when mining operations ceased by the end of 1980 due to poor economic conditions (personal communication, Dr. Richard Kennedy, 2006).

A total of 100,000 tons of un-oxidized sulphide mineralized materials were produced from the 8600 Area from 1964 to 1980 (Table 1); it averaged and 0.100 opt gold, 15.00 opt silver, 12.0 percent zinc, 5.0 percent lead, and 0.6 percent copper (Beaty et al, 1986, p. 1933; Bennett, 2000).  Behre Dolbear’s (2007) independent compilation on the tonnage and grades produced during the same period largely corroborates the previously reported figures. Their work yielded 66,800 tons averaging 0.099 opt Au, 10.80 opt Ag, 12.76 percent Zn, 7.74 percent Pb, and 0.21 percent Cu; details for individual years are listed in Table 4.

TABLE 4 - KNOWN 8600 AREA PRODUCTION, LOWER (NEW) DEER TRAIL MINE - 1964 to 1980

(INDEPENDENTLY DOCUMENTED BY BEHRE DOLBEHR, 2007a).

YEAR	TONNAGE	GOLD	SILVER	COPPER	LEAD	ZINC	ZN/PB

1963	NA	NA	NA	NA	NA	NA

1964	15,119 tons	0.170 opt	5.74 opt	0.04%	5.74%	10.00%	1.7/1

1965	NA	NA	NA	NA	NA	NA

1966	NA	NA	NA	NA	NA	NA

1967	8,876 tons	0.150 opt	11.13 opt	0.15%	7.40%	14.20%	1.9/1

1968	NA	NA	NA	NA	NA	NA

1969 & 1970	31,798 tons	0.075 opt	15.23 opt	0.38%	9.27%	15.86%	1.7/1

1971-1976	No Prod	Midvale	Mill	Closed

1976	Unknown	0.050 opt	9.30 opt	0.22	9.30%	10.40%	1.1/1
1976	~100 tons	0.051 opt	15.50 opt	NA	14.50%	26.60%	1.8/1

1977	NA	NA	NA	NA	NA	NA
1977 (4 days)	224.4	0.040 opt	8.69 opt	0.15%	9.58%	1.56%	0.16/1

1978	NA	NA	NA	NA	NA	NA

1979	6,199	0.026 opt	4.50 opt	0.12%	4.90%	7.20%	1.5/1

1980	4,487	0.032 opt	4.60 opt	0.15%	4.10%	5.30%	1.3/1

1981	NA	NA	NA	NA	NA	NA

1982-2001	No Prod	Extended	Period of	Depressed	Prices	Metal

2002-2007	No Prod

Wgt Avg	66,803 tons	0.099 opt	10.80 opt	0.21%	7.47%	12.76%	1.7/1

8600 Area Current Extraction Plan – Re-development of the 8600 Area is currently being sought via acquisition of a joint venture partner.  Once funds are available, the grade and tonnage lying ahead of the 1980 working face ahead will be documented.  Subsequently, minimal rehabilitation of the workings will be implemented and a critical new escape-way (raise) mandated by MSHA regulations will be undertaken, and mining resumed.

Mill Tailings at Upper (Old) Deer Trail Mine - An estimated 80,300 to 132,540 tons of oxidized mill tailings are present at the site of the Upper (Old) Deer Trail Mine Millsite; grades average from 0.031 to 0.04 opt Au and 2.62 to 8.0 opt Ag (Unico, Inc. Internal Data, 2004; Behre Dolbear, 2007).  Behre Dolbear’s (2007) evaluation of the same historical data from 1990 and 1993 systematic sampling programs of the same material are summarized in the Table 5.

TABLE 5 - SUMMARY OF TONNAGES, GRADES, AND CONTAINED OUNCES OF PRECIOUS METALS

OF 2007 EVALUATION AS COMPARED TO PREVIOUSLY REPORTED QUANTITIES –

UPPER (OLD) DEER TRAIL MINE TAILINGS, PIUTE COUNTY, UTAH (BEHRE DOLBEAR, 2007b)

(Behre Dolbear’s estimates for contained ounces of gold and silver were obtained by summing gridded values, not by multiplication of ounces and tons)

SOURCE	SHORT TONS	AVG GOLD OPT	AVG SILVER OPT	CONTAINED GOLD OUNCES	CONTAINED SILVER OUNCES
BD 2007 - Energy Fuels 1990 Lower (Natural Neighbor Est.)	80,300	0.031 opt	2.62 opt	2,500 oz	218,300 oz

BD 2007 - Energy Fuels 1990 Higher (Min. Curvature Est.)	102,500	0.031 opt	2.70 opt	3,100 oz	294,000 oz

BD 2007 - Ecology Mining 1993 Lower (Natural Neighbor Est.)	82,400	NA	NA	NA	NA

BD 2007 - Ecology Mining 1993 Higher – (Min. Curve Est)	103,400	NA	NA	NA	NA

1990 Energy Fuels Internal Est. (Pratt to Andrus Memo)	132,540	0.031 opt	2.66 opt	NA	NA

2004 Wayne Ash Compilation	105,000	0.031 opt	2.85 opt	NA	NA

2002 Unico, Inc Compilation	123,000	0.040 opt	8.00 opt	NA	NA

Deer Trail Mine Mineral Resources

The resources have been outlined above. However, further efforts to increase the mineable resources of the mine are being explored. Deer Trail Mining Company completed phase one which included a reverse circulation exploratory drill program in the upper Deer Trail Mine area.  Deer Trail Mining Company also completed a second phase of underground diamond core drilling conducted in the PTH Tunnel of the Deer Trail Mine, which began in first quarter of 2005 to attempt to prove up reserves.  Deer Trail Mining Company is also evaluating ways to mine more efficiently in order to mine lower grade mineralized bodies economically. Deer Trail Mining Company is evaluating whether cyanide may be used in processing its mineralized materials. Deer Trail Mining Company acquired two heavy media separators. The heavy media separator is a method whereby low grade material can be upgraded underground. Areas left previously undeveloped in the mine due to the amount of waste rock between narrow mineralized beddings might effectively be produced by using heavy media separator technology.

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

The Silver Bell deposit was first discovered in 1871 by soldiers stationed at Fort Douglas in Salt Lake City. Mining was confined to select high grade mineralized materials averaging 100 ounces per ton in silver. The workings consisted of an adit and a winze and mineralized materials were lowered down the mountain by means of a cable and rail system. The mine was enlarged to accommodate larger equipment in 1980 and some mineralized areas averaged 22 ounces in silver per ton of mineralized materials. The deposit consists of a single fissure or vein known as the Silver Bell fissure which averages six feet in width and dips to the NW at 62 degrees. It has been exposed for over 300 feet in depth and over 1,200 feet of strike length. Associated with the fissure several mineralized horizons (mantos) have been encountered. Recent independent sampling done by Watts, Grifiths, and McQuat and others demonstrate that the mantos are far richer than the vein mineralization with values as high as 120 ounces per ton silver. The deposit contains both oxide and sulphide mineralized materials rich in silver, lead, zinc and copper. The sulphide mineralization contains more values than the oxides. The mineralized system is located within the Maxfield cambrian limestone unit and extends down through the Ophir units into the Tintic Quartzite. There is presently an estimated resources of over 100,000 tons.

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

Principal Offices

Our principal offices are located at 8880 Rio San Diego Drive, 8 th Floor, San Diego, California 92108. We lease on a month-to-month basis at a rate of US $4,602 per month.  We believe our office space is suitable for our needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs allege that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The plaintiffs seek no less than $20 million in damages from the named defendants, as well as injunctive relief, interest, attorney's fees, and court costs.  Plaintiffs are seeking a determination that they are appropriate representatives of Unico shareholders to bring a derivative suit, which is a prerequisite to bringing such a claim under California Corporations Code section 800.  The defendants deny any liability, and are defending the lawsuit.  Since the claims are made against officers, a director and other third parties, Unico does not believe that its assets are at risk in this proceeding except to pay legal defense costs until the insurance deductible has been met.

On September 30, 2008, a lawsuit was filed by Cache Valley Electric Company against Unico, Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 080921346) in which the plaintiff alleges that it provided goods and services to Unico in the amount of $191,615, for which it has not received payment.  The plaintiff alleges that Unico breached the contract by failing to pay for the goods and services, and is seeking a money judgment against Unico in the amount of $191,615 together with interest thereon at the statutory rate and court costs.  On March 2, 2009, a Default Judgment was entered against Unico in the amount of $216,291.  Unico subsequently entered into the Unico Incorporated Settlement Agreement, dated March 27, 2009 (“Settlement Agreement”).  The Settlement Agreement provides that Unico is to pay Cache Valley Electric Company $216,291as follows: Unico is to make six monthly payments in the amount of $6,000 per month beginning April 25, 2009; six monthly payments of $10,000 per month beginning October 25, 2009; seven monthly payments of $15,000 per month; and a final monthly payment of $15,291.  The Settlement Agreement further provides that if the payments are made as set forth above, no further action will be taken against Unico.  If the payments are not received within a ten-day grace period following the respective due dates, the entire unpaid balance less any payments made will become due and payable immediately, and no rights as to the recovery of that amount, including all legal fees, court costs, and interest due will have been waived by virtue of the Settlement Agreement.  The Settlement Agreement further provides that when the settlement amount is fully funded, Cache Valley Electric Company is to execute and file a Release of Judgment for the full amount of the claim.  Finally, the Settlement Agreement provides that if a Lien against Unico has been filed, Cache Valley Electric Company is to file a Release of Lien with the clerk of the Third Judicial District Court for Salt Lake County immediately upon receipt of the final payment.

On or about January 5, 2009, a lawsuit was filed by Atlas Mining Company, an Idaho corporation, dba Atlas Fausett Contracting against Deer Trail Mining Company, LLC in the Sixth Judicial District Court for Piute County, State of Utah (Case No. 0090600001) in which the plaintiff alleges that it provided certain mine rehabilitation services and materials with respect to the Deer Trail Mine pursuant to a written contract for which it has not been paid.  The plaintiff alleges that Deer Trail Mining Company, LLC breached the contract by failing to pay for the services and materials, and is seeking a money judgment against Deer Trail Mining Company, LLC for at least $182,144 plus interest at 18% per annum, plus costs.  Plaintiff is also seeking a court order adjudging a mining lien filed by the plaintiff against the Deer Trail Mine on or about July 9, 2008 to be a good and sufficient lien on the Deer Trail Mine securing payment of the obligations under its contract with Deer Trail Mining Company, LLC, and ordering that the Deer Trail Mine be foreclosed and sold by the sheriff of Piute County, with the sales proceeds being applied against the amount due and owing to plaintiff from the Deer Trail Mining Company, LLC and to the foreclosure costs.  Deer Trail Mining Company, LLC has filed an Answer denying liability. The case is now in the discovery phase. Deer Trail Mining Company, LLC is also attempting to negotiate a settlement of the lawsuit.

On March 23, 2009,a lawsuit was filed by Workers Compensation Fund, a Utah non-profit corporation, against Unico Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 090904860)in which the plaintiff alleges that it provided workers’ compensation insurance coverage to Unico for the policy period February 6, 2007 to February 5, 2008.  The plaintiff alleges that the sum of $14,245 remains due on the account, together with accrued interest.  The plaintiff alleges that it is entitled to recover damages in the principal amount of $14,245, plus interest at the rate of 8% per annum, plus court costs and a reasonable attorneys fee.  Unico Incorporated has filed an Answer denying liability.  Unico Incorporated is also attempting to negotiate a settlement of the lawsuit.

On December 18, 2008, a lawsuit was filed by ISCO Industries, LLC against Unico, Incorporated in the Superior Court of California, County of San Diego (Case No. 37-2008-00098400-CL-CL-CTL) in which the plaintiff sought to recover money owed for goods and/or services provided, interest thereon and attorney’s fees.  The defendant did not file an Answer in the case, and a default judgment was entered against Unico, Incorporated for $29,153.  Unico, Incorporated believes that a smaller amount is actually owing, and Unico is attempting to settle the judgment for a lesser amount.

Unico received a Subpoena Duces Tecum dated November 3, 2008 captioned “In the Matter of Certain Unregistered Offerings/HO-10859” requesting copies of various documents, most of which are related to certain fund raising efforts in which Unico engaged through the issuance of convertible debentures, and the settlements of many of those convertible debentures that Unico defaulted on.  The holders of the debentures or their assignees filed a large number of actions in Florida State Court which were eventually settled by Unico, Incorporated and the various debenture holders/assignees by agreeing to issue substantial number of shares of Unico common stock at prices that were significantly discounted from the then existing market prices for Unico shares, in court approved settlements.  Certain officers and/or directors of Unico received similar subpoenas from the SEC, and depositions of those officers or directors were taken in March 2009.  No action has yet been taken by the Securities and Exchange Commission against Unico and/or its officers and directors following the depositions.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal  year covered by this report.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “UNCO”. The following table sets forth the trading history of the common stock on the Bulletin Board for each quarter during the last two fiscal years ended February 28, 2009, as reported by Dow Jones Interactive and/or Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.   The quotations have been adjusted to reflect the Company’s 1 for 500 reverse stock split that occurred June 30, 2008, as though the reverse stock split had occurred February 28, 2007.

Quarter Ending	Quarterly High	Quarterly Low
5/31/2007	$4.65	$1.05
8/31/2007	$1.70	$.50
11/30/2007	$1.05	$.30
2/29/2008	$.45	$.20
5/31/2008	$.35	$.20
8/31/2008	$1.00	$.02
11/30/2008	$.21	$.025
2/28/2009	$.05	$004

Based on its trading price, our common stock is considered a “penny stock” for purposes of federal securities laws, and therefore has been subject to certain regulations, which are summarized below.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a “penny stock.”  Specifically, Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”) impose sales practice and disclosure requirements on NASD broker-dealers who make a market in a “penny stock.”  Securities and Exchange Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The NASDAQ SmallCap Stock Market or a major stock exchange. These regulations affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers of the Company’s common stock to sell their shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

As long as the penny stock regulations apply to the Company’s stock, it may be difficult to trade such stock because compliance with the regulations can delay and/or preclude certain trading transactions.  Broker-dealers may be discouraged from effecting transactions in the Company’s stock because of the sales practice and disclosure requirements for penny stock. This could adversely affect the liquidity and/or price of the Company’s common stock, and impede the sale of the Company’s stock.

Holders of Record

As of June 6, 2009 there were approximately 625 holders of record of the Company’s common stock.  The Company believes it has many additional shareholders who hold shares through brokerage accounts and/or in street name.

Dividends

We have not paid any dividends during the last two fiscal years ended February 28, 2009, or since then. We currently intend to retain any earnings to finance the development and expansion of our operations and do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, business opportunities and capital requirements.

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

Recent Sales of Unregistered Securities

From March 1, 2008 through February 28, 2009, Unico issued convertible debentures (“Debentures”) aggregating approximately $1,908,000 to Moore Investment Holdings that were unpaid, and of which $1,287,584 are in default.  The Debentures provide that the principal amount and accrued interest are convertible, at the option of the holders of the Debentures, into shares of Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.

From March 1, 2008 through February 28, 2009, 18,499,874 shares of common stock were issued in connection with the exercise of conversion rights by the holders of the Debentures, 2,762,655 shares of common stock were issued to Ray Brown for the conversion of interest and principal, and 4,680,050 shares of common stock were issued for services.  All of these shares were issued in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  Certificates representing the shares were appropriately restricted, except as removal of the restricted legend was permitted under Rule 144(b)(1).

For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2007 and February 29, 2008 please refer to Unico's annual reports on Form 10-KSB for the fiscal years ended February 28, 2007, and February 29, 2008, respectively, and to Unico’s quarterly reports on Form 10-QSB or Form 10-Q for the quarters ended May 31, 2007 and 2008, August 31, 2007 and 2008 and November 30, 2007 and 2008.

Equity Compensation Plans

The Company currently has no approved compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6.

SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information specified by this item.

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

•

Construct large tailings pond for large scale processing;

•

Begin milling and processing activities at the Deer Trail Mill and Processing Facility;

•

Acquire new mining equipment to improve exploration activities at the Deer Trail Mine;

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

•

Commence exploration work to evaluate potential of the mining claims at the Silver Bell Mine beginning in the Summer of 2009.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $2,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.  Subsequent to the fiscal year ending February 28, 2009, the Company received $412,500 through the issuance of new convertible debentures to Moore Investment Holdings, LLC.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $2,087,500 during the fiscal year ending February 28, 2010 to fulfill the 12-month plan.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of February 28, 2009 the Company had $417 in current assets and the Company’s total liabilities exceeded total assets by approximately $16,450,755.  The Company has accumulated $69,262,167 of net operating losses through February 28, 2009, which may be used to reduce taxes in future years through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs.  The flotation circuit of the mill was completed in the first quarter of 2009 and concentrate was produced but was not able to be sold because of the collapse of the concentrate market.    As a result we have developed a process to extract the gold, and silver out of the concentrates.  We expect to have the system set up for this extraction process in June of 2009 with sales of gold and silver to begin in July of 2009.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $7,797,254 in the year ended February 28, 2009, from a deficit of ($8,653,501) as of February 29, 2008 to a deficit of ($16,450,755) as of February 28, 2009.

The Company’s cash as of February 28, 2009 was only $417, but as explained above, the Company has raised $412,500 through the issuance of convertible debentures since February 28, 2009 to sustain operations.  The Company intends to raise an additional

$6,587,500 during the current fiscal year.  As explained above, the Company needs to raise approximately $6,587,500 following the filing of this report to be able to implement the Company’s 12-month plan of operations.  No assurance can be given that the Company will be able to raise the needed funds, or that such funds could be raised on terms acceptable to the Company.  Most of the funds raised during the last year by Unico have been raised through the issuance of debentures that permit the debenture holder to convert the debentures into shares of the Company’s common stock at 50% of the then existing bid price.  The Company anticipates that future funding may occur on better terms than through issuance of debentures at a 50% discount, but no assurance can be given that adequate funding will be available on such terms, if at all.

Results of Operations

Unico reported no revenues for the fiscal year ended February 28, 2009.  Unico reported no revenues for the fiscal year ended February 29, 2008.  Unico anticipates that it will begin to generate revenues from mining operations in the fiscal year ending February 28, 2010.

Unico incurred total operating expenses of $2,281,660 during the fiscal year ended February 28, 2009, an increase of $220,419 from the total operating expenses of $2,061,241 incurred during the fiscal year ended February 29, 2008.  The increase was primarily attributed to an increase of $433,807 in salaries and wages, an increase of $126,545 in depreciation and accretion, and an increase in general and administrative expense of $93,107, partially offset by a decrease of $341,985 in drilling, exploration and maintenance expense and a decrease of $91,055 in professional fees, salaries and wages increased as construction ended and production of the concentrates began.  The big decrease in drilling, exploration and maintenance expense was due to the fact the Company rehabilitated the PTH tunnel in the previous fiscal year and very little was expensed for mine rehabilitation during the fiscal year ended February 28, 2009.

During the fiscal year ended February 28, 2009, Unico incurred interest expense of $3,091,464, a decrease of $2,175,069 from the $5,266,533 of interest expense incurred during the fiscal year ended February 29, 2008. The Company attributes the decrease in interest expense in the later period, to a decrease in the amount of convertible debentures issued for the current period compared to the prior period.  Loss on settlement of debt was $0 in the fiscal year ended February 28, 2009, a decrease of $7,877,820 from the $7,877,820 loss on settlement of debt incurred in the fiscal year ended February 29, 2008.  Unico attributes the decrease in loss on settlement of debt in the later period to the fact that the defaulted debentures were converted at the contracted rate of 50% discount and that none were settled in the later period through the issuance of additional shares of the Company’s common stock at substantial discounts through court ordered settlements as they were in the previous fiscal period.  In January, 2008, Moore Investment Holdings, LLC purchased the Company’s outstanding debentures (most of which were in default) from other debenture holders.   Although the Company has approximately $8,066,952 of outstanding debentures as of February 28, 2009 (of which approximately $7,488,932 were then in default), Moore Investment Holdings, LLC did not  seek the issuance of any shares through court ordered settlements as prior debentures holders had done.

For the year ended February 28, 2009 the Company had a net loss of $8,337,478, or approximately ($0.57) per share, attributable to ongoing operations.  Of this loss $6,061,652 was attributable to interest expense and derivative expenses from financing operations.  For the year ended February 29, 2008, the Company incurred a loss of $16,039,578.  The decrease in loss this year of $7,702,100 is primarily due to a $7,877,820 decrease in loss on settlement of debt, along with a decrease in interest of $2,175,069, partially offset by an increase of $2,111,172 in derivative loss and an increase in operating expenses of $220,419.

Defaults Upon Senior Securities.

As of February 28, 2009 the Company had $8,066,952 of convertible debentures that were due and payable.  Of this amount, $7,448,952 is in default and is due to the following:

Moore Investment Holdings, LLC

$6,810,530

Joseph Lopez

     114,466

Ray Brown

     448,956

C. M. Anderson

       75,000

Total in default

$7,448,952

 Of the remaining debentures that are due and payable, $150,000 defaulted in March, 2009, $150,000 defaulted in April, 2009, $125,000 defaulted in May, 2009 and $125,000 will default in June, 2009, if not paid.

All of the outstanding convertible debentures that were due to Reef Holdings, Compass Capital Corporation, and Blue Marble were purchased by and assigned to Moore Investment Holdings, LLC in January 2008.  Prior to the assignment to Moore Investment Holdings, LLC the holders of the convertible debentures had assigned portions of the Debentures to Blue Marble Investments, Outboard Investments, Umbrella Holdings and Yanzu, Inc.  Because Unico, Incorporated failed to pay the Debentures when due, a total of six (6) lawsuits were filed in the fiscal year ended February 29, 2008, by these Debenture holders against Unico, Incorporated in the Twelfth Circuit (State) Court in Florida.  The Debentures provided that the principal amount and accrued interest were convertible, at the option of the holders of the Debentures, into shares of Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.  Unico agreed to settle each action by issuing shares of its common stock to the plaintiffs using a valuation of approximately 14% to 20% of the then existing bid price of Unico, Incorporated common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, after a hearing with notice to, and an opportunity to be heard from, interested parties, as to the fairness of each transaction, by a state court in Florida which specifically determined, prior to declaring that the transactions were exempt under Section 3(a)(10), that the transactions were fair to the interested parties.  During the fiscal year ending February 29, 2008 7,852,632 shares of common stock were issued pursuant to the litigation settlements.  Unico did not issue any shares through Section 3(a)(10) settlements during the fiscal year ended February 28, 2009.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements annexed to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, Mark A. Lopez, acting as our chief executive officer, and Kenneth C. Wiedrich, acting as our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of February 28, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  The effectiveness of any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate improper conduct completely.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance of achieving their control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based upon this evaluation our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of December 31, 2008.

During the quarter ended February 28, 2009, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of June 9, 2009 are as follows:

Name	Age	Position
Mark A. Lopez	45	CEO
Wayne M. Ash	69	President
Kenneth Wiedrich	62	Chief Financial Officer
C. Wayne Hartle	72	Secretary and Director
Edward E. Winders	68	Director
Ray C. Brown	86	Chairman of the Board of Directors

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Two of the directors are elected by the holders of the Company’s Series A Preferred Stock.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders.  However, the board is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board.  There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors are acting on behalf of, or will act at the direction of any other person.

The business experience for at least the last five years of each of the persons listed above is as follows:

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

Wayne M. Ash has served as president of Unico since February 2003. From 1986 to the present, Mr. Ash has served as president of Ash & Associates Consulting Ltd. Mr. Ash has evaluated over 100 mineral prospects and potential mining properties in Canada, the United States, Latin America and Asia.  Mr. Ash has 46 years of wide-ranging international experience as a professional mining engineer, and manager of engineering and geology, manager of operations for base and precious metal mines.  In his early years Mr. Ash worked as an underground and open pit miner including Shift Boss.  Countries in which he has conducted major projects as both an employee and consultant include Canada, United States, Indonesia, Mexico, Central America, and South America.   His work includes simultaneous planning for as many as eight mines, safety training, underground mine design and development, reserve calculation, mill design and construction, and major feasibility and processing studies.  Some companies with which he has been associated include Canadian Johns-Manville, Hudson Bay Mining and Smelting, Northair Mines, Adtec Mining Consultants, Candorado, and.  Mr. Ash holds respective Mining Technician and Mining Engineering degrees from the Haileybury School of Mines (Ontario) and Michigan Technological University.  In addition to serving as President of Unico, Inc. since 2003 he is also been a Director of Mosquito Consolidated Gold Mines.

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

Ed Winders has been a director of Unico since April 2009.   Edward E. Winders is a professional with over 35 years of high level executive management experience. Dr. Winders, who holds a Ph.D. has substantial experience as a Board member and as a senior executive with for-profit firms over his long and distinguished career. In those roles, Dr. Winders was instrumental in developing and implementing strategies and plans for companies facing serious financial challenges, turning them into successful operations. He has played major roles in administrative, planning, financial and business development.

Most recently, Dr. Winders was President and CEO of Transnational Public Policy Advisors (TPPA), an international development firm that provided consultancy and training in 15 countries throughout the world focusing on leadership development, coalition building, civil society development and microenterprise and small business initiatives. In June of last year, he merged TPPA with Voices for Global Change, a 501(c)(3) not-for-profit organization that specializes in micro-enterprise development and institution and capacity building in transitional countries in Africa and Asia and was named Chair of that organization.

In the various corporate positions that Dr. Winders has held including high-level positions in state and local government in his home state of New York, Dr. Winders developed policies and procedures that optimized employee participation, strengthened performance and morale, measured and evaluated productivity, and improved the quality of work with the end result of more effectively achieving and strengthening an organization's cohesiveness and outputs and goals.

Significant Employees

Other important employees and/or consultants of Unico include the following:

Charles M. Madsen, General Manager – Mr. Madsen has over 10 years of managerial related to the following: hands-on mill design and construction experience, mining and mineral processing, supply and equipment procurement, expediting, and personnel scheduling.  He also has an intimate knowledge of the historical development and mining of the Upper and Lower Deer Trail Mines.  Mr. Madsen has primary responsibility for the Safety Program on the property and is an MSHA-certified trainer.

L. Alex Scarbrough, Jr., Chief Geologist – Mr. Scarbrough has 34 years experience as a hard minerals geologist and project manager.  Past projects include those located in 25 of the Lower 48 States, Alaska, and Ontario.  His primary background is in the generation and management of stratabound and stratiform base and precious metal deposits in carbonate, black shale, and metamorphic environments.  He has also worked extensively with various types of gold and Redbed-type copper deposits.   Mr. Scarbrough has held long-term positions of responsibility with some of the world's largest mining companies including BHP, Cominco, and Noranda.  He has also been employed by a host of other organizations including the following: Houston Oil & Minerals, Tenneco Minerals, Nicor Mineral Ventures, USMX, Savage Zinc, Colorado Geologic Survey, Behre Dolbear, and Inspiration Mining Corporation (Canada).  Mr. Scarbrough undertook both his undergraduate and graduate studies at what is now the University of Memphis from 1968-1975.

Dr. Edgar Blanco, Chief Metallurgist – Dr. Blanco will focus much of his attention on the mill and processing facility at the Deer Trail Mine. Included in his work at the facility will be development of the reagent schematic and mineral characteristics for the floatation circuit, and he will direct the implementation of adjustments that are necessary as testing phases at the facility are initiated. Prior to joining Deer Trail Mining Company, Mr. Blanco spent over a decade working in various positions with the Southern Peru Copper Corporation, including serving as supervisor of the chemical laboratory, concentrator, copper smelter bed minerals preparation and other departments of the corporation. Mr. Blanco has an extensive education and experience related to high temperature chemical processing and mineral processing and has supervised crews of 60 workers in three shifts. Mr. Blanco received his Bachelor of Science degree in Metallurgical Engineering from the Universidad Nacional Jorge Bas, in Peru, his Master of Science degree in Metallurgical Engineering from the University of San Agustin, Arequipa in Peru and is currently completing his Ph.D. in Metallurgical Engineering from the University of Utah. Mr. Blanco is a member of the Minerals, Metals and Materials Society and the Society of Mining Metallurgy and Exploration. He has published several articles on metals concentrate processing.

Dean Misantoni, Consulting Mine Geologist - Mr. Misantoni has extensive experience in underground metals mines in over twenty-five years as a geologist, consulting geologist, senior geologist and related positions. Most recently, Mr. Misantoni served as senior geologist for the Sweet Home Mine in Alma, Colorado. In this capacity, he provided underground surveying, geologic mapping and modeling in a complex, narrow vein environment. In previous positions, Mr. Misantoni conducted geologic mapping and drill target generation over 100 square kilometer concession; was responsible for layout and implementation of underground core drilling program and subsequent reserve calculations; supervised geologic mapping, core logging and reserve calculations in a low sulfidation, epithermal vein district; and was involved in all phases, feasibility through production, of an underground gold mine. Mr. Misantoni graduated with a B.S. in Geology from Southern Illinois University and an M.S. in Economic Geology from Colorado State University.

Dr. Richard Kennedy, Consulting Geologist – Dr. Kennedy has been a consultant to UNICO since 1992. He acquired his B.S. and M.S. in Geology from Brigham Young University in 1960 and a PhD from the University of Arizona in 1963, specializing in Economic Geology, Petrology, Mineralogy and Structural Geology. Dr. Kennedy has worked as a Geologist and Consultant for Minex, Phelps Dodge Corporation, Cominco American, Inc., amongst others, and from 1964-1975 he was President of Minerals Exploration and Mining Co. and served on the Board of Directors of Mineral Energy, Inc. and Petro-Nuclear, Ltd. In 1963, Dr. Kennedy earned a Teaching Certificate from the University of Utah and has been a Professor of Geology at Southern Utah State College since 1977. In 1984, Dr. Kennedy was honored by Southern Utah State College as an 'Outstanding Educator.' Dr. Kennedy has many research credits to his name in the field of Geology and has published four papers on the geology of Utah and the southwest United States. He is currently a member of the Geological Society of America. Before his arrangement with UNICO, Dr. Kennedy was a consultant for the Deer Trail Development Corporation from 1964-1975.

Family Relationships

There are no family relationships between any directors or executive officers of Unico, either by blood or by marriage.

Involvement in Certain Legal Proceedings

 During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of Unico:

(1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; or

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Commission, or an associated person of any of the foregoing, or as an investment adviser,  underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; or

(4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity; or

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities law, and the judgment in such civil action or funding by the Commission has not been subsequently reversed, suspended, or vacated; or

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Meetings

During the year ended February 28, 2009 the Board of Directors met on four occasions.   Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors in person or by telephone conference.

Compensation of Directors

Unico has had no arrangement for compensating its directors in the past, but has agreed to compensate Edward Winders for his service on the board.  Terms of Dr. Winders’ compensation are now being finalized.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended February 28, 2009, except for the following:

From approximately mid-November 2008 through approximately February 25, 2009, Patrick R.E. Davis owned approximately 10% or more of the then issued and outstanding shares of the Company’s common stock.  The Company believes that Dr. Davis made several sales of the Company’s common stock during this time period, and that Dr. Davis filed most of his Form 4 reports late during this time period.

Code of Ethics

The Company adopted a code of ethics on May 19, 2006.  It was filed as Exhibit No. 14 in Unico’s Annual Report on Form 10-KSB for the year ended February 28, 2006. Unico has undertaken to provide to any person, without change, upon request, a copy of the code of ethics.  Requests should be made in writing to Kenneth Wiedrich, CFO, Unico, Incorporated, 8880 Rio San Diego Drive, 8 th Floor, San Diego, California  92108.

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

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions. Due to the Company's size, it is difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors.  Therefore, the full Board of Directors would participate in nominating candidates to the Board of Directors.  The Company did not have an annual meeting of shareholders in the past fiscal year.

Other Committees

We presently do not have a compensation committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended February 28, 2009 and February 29, 2008 paid to the Company’s chief executive officer, chief financial officer and any other executive officers whose compensation paid by the Company for any of the two fiscal years exceeded $100,000. No other executive officers received compensation exceeding $100,000 during the two fiscal years ended February 28, 2009.

Summary Compensation Table

	Annual Compensation			Long Term Compensation

Name and PrincipalPosition	Fiscal Year Ended Feb. 28	Salary	Bonus	Stock Award(s)	All Other Compensation	Total
Mark A. Lopez, CEO	2009	$ 150,000	$-0-	--	--	$ 150,000
Kenneth Wiedrich, CFO	2009	$ 82,000	$-0-	--	--	$ 82,000
Mark A. Lopez, CEO	2008	$ 150,000	$-0-	--	--	$ 150,000
Kenneth Wiedrich, CFO	2008	$ 82,000	$-0-	--	--	$ 82,000

Cash compensation

Columns have been omitted from the Summary Compensation Table above for option awards, non-equity incentive plan compensation and changes in pension value and nonqualified deferred compensation earnings since there were none.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the officers or directors of Unico named in the table above during the fiscal years ended February 28, 2009 and February 29, 2008.  Further, no member of Unico’s management was granted any option or stock appreciation rights during the last two fiscal  years.  Accordingly, no tables relating to such items have been included within this Item 11.

There are no present plans whereby Unico will issue any of its securities to management, promoters, their affiliates or associates in consideration of services rendered or otherwise, except Unico expects to issue approximately 5,000,000 shares of its common stock to Edward Winders.  The terms of this stock issuance are being finalized.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from Unico with respect to any executive officer of Unico which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with Unico or its subsidiaries, any change in control of Unico or a change in the person's responsibilities following a change in control of Unico.

Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person.  None of Unico’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

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

Compensation pursuant to plans; pension table

There were no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors.  None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future.  Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates, except we anticipate issuing 5,000,000 shares of our common stock to Edward Winders for his service as a director.  Terms of this stock issuance are now being finalized.

Compensation of Directors

Unico has no present arrangement for compensating its directors.  However, terms are being finalized concerning compensation to be paid to Edward Winders for his service as a director.

Other compensation

None.

Compensation Committee Interlocks and Insider Participation

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors.

Compensation Committee Report

The Company has no compensation committee, and the function of the compensation committee is handled by the Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDERS MATTERS

The following table sets forth information, to the best knowledge of the Company, as of June 3, 2009 with respect to each person known by Unico, Incorporated to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address	Number of Shares Beneficially Owned (1)	Class	Percentage of Class (2)
Mark A. Lopez Chief Executive Officer	100 5,401,968	Common Series A Preferred	* 55%
Wayne Ash President	4	Common	*
Kenneth Wiedrich Chief Financial Officer	-	Common	-
Wayne Hartle Secretary	5,315,014 348,989	Common Series A Preferred	3.7% 4%
Ray C. Brown (3) Director	6,435,493 3,549,043	Common Series A Preferred	4.5% 36%
Edward E. Winders Director	105,000(4)	Common	*
All directors and executive officers (6 persons)	11,855,611 9,300,000	Common Series A Preferred	8.3% 95%

*Less than 1%.

(1) Unless indicated otherwise, the address for each of the above listed is c/o Unico, Incorporated at 8880 Rio San Diego Drive, 8 th Floor, San Diego, California 92108.

(2) The above percentages are based on 141,784,859 shares of common stock and 9,800,000 shares of Series A Preferred Stock outstanding as of June 3, 2009.

(3)  In addition to the shares listed above as being beneficially owned by Mr. Brown, as of June 3, 2009, Mr. Brown held convertible debentures in the principal amount of $448,956, which are convertible to shares of Unico’s common stock.  The debentures are convertible at 80% of the bid price of Unico common stock on the date of conversion.

(4) Although only 105,000 shares of Unico’s common stock were owned by Edward Winders as of June 3, 2009, it is anticipated that 5,000,000 shares will be issued to Dr. Winders in the near future for his service as a director.

All shares held by the executive officers, directors and principal shareholders listed above are “restricted or control securities” and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum six months holding period has been met.

Rule 13d-3 generally provides that beneficial owners of securities include any person who directly or indirectly has or shares, voting power and/or investment power with respect to such securities; and any person who has the right to acquire beneficial ownership of such security within 60 days.

Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  But such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

Changes in control

There are no present arrangements or pledges of Unico’s securities, known to management, which may result in a change in control of Unico.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no equity compensation plans that have been approved by the Company’s security holders or the Board of Directors.  There presently are no securities authorized for issuance under any equity compensation plans.  There are no outstanding options, warrants or rights to acquire securities of the Company.

ITEM 13.

 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the two fiscal years ended February 28, 2009, there have been no material transactions or series of similar transactions to which Unico or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, and none is presently proposed, other than the following:

1.  Unico has received advances in the past from three related parties; C. Wayne Hartle, Ray Brown and Mark Lopez.  Portions of these advances were converted to convertible debentures that bear interest at 10% per annum and are convertible to common stock of the Company at a discounted rate equal to 80% of the closing bid price on the date of conversion.  Both the Company and the debenture holders have the right to convert under these terms.  Mr. Joseph Lopez, father of Mark Lopez, purchased a portion of the debentures held by Mr. Brown.  In the event of a company liquidation, the debentures automatically convert into common stock at the same rate.  During the fiscal year ended February 29, 2008, Mr. Brown converted $16,567of accrued interest and $7,079 of principal for which he received 17,255 shares of Unico common stock.  During the fiscal year ended February 28, 2009, Mr. Brown converted $37,708 of accrued interest and $558 of principal for which he received 2,762,655 shares of Unico common stock.  As of February 28, 2009, the principal balance of the convertible debentures held by Mr. Brown and Mr. Joseph Lopez, father of Chief Executive Officer Mark Lopez, was $448,956 and $114,486, respectively.  Mark Lopez and Mr. Hartle held no debentures as of February 28, 2009.

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

3.  Moore Investment Holdings, LLC has purchased the following additional Convertible Debentures from Unico:  two debentures in the fiscal year ending February 29, 2008 totaling $500,000, and 30 debentures in the fiscal year ending February 28, 2009 totaling $1,908,000.  Unico received $2,408,000 from the issuance of these debentures.  All of the Convertible Debentures bear interest at the rate of eight percent (8.0%) per annum, are convertible to shares of Unico’s common stock at fifty percent of the bid price of Unico’s common stock on the date of conversion, and are due and payable six (6) months from their issue date.  These Convertible Debentures are identical in their terms to the Convertible Debentures issued by Unico numerous times to unrelated third parties during the last three years.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors reviews, and must approve any related person transactions before such transactions are engaged in by the Company.  A related person means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is know to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owners; and any firm, corporation, or other equity in which any of the foregoing persons is employed or is a general partner or principal or is a similar position or in which such person has a 5% or greater beneficial ownership interest.  Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to; the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally.  The board of directors may approve only those related person transactions that are in, or are not inconsistent with the best interests of us and of our stockholders, as the board of directors determines in good faith.  At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months.  The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

Director Independence

As of the date of this report, our common stock traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  Nevertheless, we presently have one director, Edward Winders, who is independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

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

Based upon the foregoing criteria, our Board of Directors has determined that Edward Winders is an independent director under these rules.  Specifically, Dr. Winders:

•

has not been any time during the past three years, employed by us or by any parent or subsidiary of ours;

•

has not accepted or had a family member who accepted any compensation from us in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

•

is not a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer

•

is not, and does not have a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000

•

Is not, and does not have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of ours serve on the compensation committee of such other entity; or

•

is not, and does not have a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended February 28, 2009 and February 29, 2008, the aggregate fees billed by HJ Associates & Consultants, LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was approximately $37,800 and $37,100, respectively.

Audit Related Fees

None

Tax Fees

During the fiscal years ended February 28, 2009 and February 29, 2008, the aggregate fees billed by HJ Associates & Consultants, LLP, for preparation of taxes were $5,000 and $0 respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2009 and 2008 were $0 and $0, respectively.

Audit Committees Pre-approval Policies and Procedures

Our Board of Directors serves as our audit committee.  The audit committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

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

10.111 10.112 10.113 10.114 10.115 10.116 10.117 10.118 10.119 10.120 10.121 10.122 10.123 10.124 10.125 10.126 10.127 10.128 10.129 10.130 10.131 10.132 10.133 10.134 10.135 10.136 10.137

Convertible Debenture No 70 for $250,000 dated January 30, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 71 for $40,000 dated March 10, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 72 for $10,000 dated March 11, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 73 for $250,000 dated March 13, 2008 issued to Moore Investment Holdings

LLC

Convertible Debenture No 74 for $200,000 dated March 27, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 75 for $50,000 dated April 23, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 76 for $25,000 dated May 9, 2008 issued to Moore Investment Holdings,

 LLC

Convertible Debenture No 77 for $85,000 dated May 29, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 78 for $25,000 dated June 11, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 79 for $45,000 dated June 19, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 80 for $25,000 dated June 30, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 81 for $10,000 dated July14, 2008 issued to Moore Investment Holdings,

LLC

Convertible Debenture No 82 for $25,000 dated July 16, 2008 issued to Moore Investment Holdings,

 LLC

Convertible Debenture No 83for $100,000 dated July 18, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 84 for $100,000 dated July 23, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 85 for $200,000 dated August 7, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 86 for $100,000 dated August 25, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 87 for $25,000 dated September 10, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 88 for $25,000 dated September 16, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 89 for $100,000 dated September 25, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 90 for $100,000 dated October 14, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 91 for $50,000 dated October 27, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 92 for $75,000 dated November 6, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 93 for $50,000 dated November 25, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 94 for $50,000 dated December 5, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 95 for $25,000 dated December 10, 2008 issued to Moore Investment Holdings, LLC

Convertible Debenture No 96 for $50,000 dated December 24, 2008 issued to Moore Investment Holdings, LLC

(12) (13) (13) (13) (13) (13) (13) (13) (14) (14) (14) (14) (14) (14) (14) (14) (14) (15) (15) (15) (15) (15) (15) (15) Filed herewith Filed herewith Filed herewith

10.138 10.139 10.140 10.141 14

Convertible Debenture No 97 for $35,000 dated January 7, 2009 issued to Moore Investment Holdings, LLC

Convertible Debenture No 98 for $24,000 dated January 21, 2009 issued to Moore Investment Holdings, LLC

Convertible Debenture No 99 for $7,500 dated February 19, 2009 issued to Moore Investment Holdings, LLC

Convertible Debenture No 100 for $1,500 dated February 26, 2009 issued to Moore Investment Holdings, LLC

Code of Ethics adopted May 19, 2006

Filed herewith Filed herewith Filed herewith Filed herewith (4)
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

(8) Incorporated by reference from Unico’s Annual Report on Form 10-KSB for the Fiscal Year Ended February 28, 2007 filed on June 7, 2007.

(9) Incorporated by reference from Unico’s Amended Quarterly Report on Form 10-QSB/.A for the Quarter Ended May 31, 2007 filed on July 7, 2007.

(10) Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended August 31, 2007 filed on October 12, 2007.

(11) Incorporated by reference from Unico’s Quarterly Report on Form 10-QSB for the Quarter Ended November 30, 2007 filed on January 14, 2008.

(12) Incorporated by reference from Unico’s Annual Report on Form 10-K for the Fiscal Year Ended January 29, 2008 filed on June 3, 2008.

(13) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended May 31, 2008 filed on July 15, 2008.

(14) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended August 31, 2008 filed on October 17, 2008.

(15) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended November 30, 2008 filed on January 20, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO, INCORPORATED

Dated: June 15, 2009

/s/ Mark A. Lopez

Mark A. Lopez

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	DATE

/s/ Ray C. Brown
Ray C. Brown, Director	June 15, 2009

/s/ Edward E. Winders
Edward E. Winders, Director	June 15, 2009

/s/ C. Wayne Hartle
C. Wayne Hartle, Director	June 15, 2009

UNICO, INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008 AND FEBRUARY 28, 2009

CONTENTS

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Stockholders’ Equity (Deficit)

F-6

Consolidated Statement of Cash Flows

F-7

Notes to the Consolidated Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Unico Incorporated

San Diego, California

We have audited the consolidated balance sheets of Unico Incorporated as of February 28, 2009 and February 29, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended February 28, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico Incorporated as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2009, in conformity with United States generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Unico Incorporated’s internal control over financial reporting as of February 28, 2009 and, accordingly, we do not express an opinion.

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

June 15, 2009

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Balance Sheets

ASSETS	February 28,	February 29,
	2009	2008
Current Assets
Cash	$417	$-
Accounts receivable	-	1,420
Prepaid expense	-	20,000
Total Current Assets	417	21,420
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	6,469,093	4,167,132
Construction in progress	-	2,174,952
Total Fixed Assets	6,469,093	6,342,084
Other Assets:
Cash- reclamation bonds	221,526	215,799
Deposit	20,947	8,947
Total Other Assets	242,473	224,746
Total Assets	$6,711,983	$6,588,250
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$3,142
Accounts payable	1,148,535	785,424
Wages payable	93,283	27,196
Accrued expenses	400	400
Reclamation obligations	158,119	144,862
Accrued interest payable	32,006	24,510
Accrued interest payable - related party (Note 2)	813,008	355,845
Taxes payable	53,315	17,369
Derivative Liability	13,029,388	8,311,182
Debentures payable, (Note 3)	187,584	75,000
Debentures payable-related party net of discount (Note 2)	7,647,100	5,496,821
Total Current Liabilities	23,162,738	15,241,751
Total Liabilities	23,162,738	15,241,751
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 35,823,306 and 9,880,727 shares issued and outstanding, respectively	35,823	9,881
Stock Payable	999,000	999,000
Additional Paid in Capital	51,766,789	51,252,507
Accumulated Deficit prior to exploration stage	(15,340,078)	(15,340,078)
Accumulated Deficit exploration stage	(53,922,089)	(45,584,611)
Total Stockholders' Deficit	(16,450,755)	(8,653,501)
Total Liabilities and Stockholders' Deficit	$6,711,983	$6,588,250

The accompanying notes are an integrated part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Operations

			Cumulative
			Period from
			Inception
			(June 1,
	For the Year Ended		2004) to
	February 28.	February 29,	February 28,
	2009	2008	2009

Total Revenues	$-	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense	252,282	594,267	1,653,319
Depreciation and accretion	300,394	173,849	940,420
Professional fees	380,296	471,351	2,086,169
Salaries/wages	816,862	383,055	2,106,710
General and administrative expense	531,826	438,719	3,679,144
Total Operating Expenses	2,281,660	2,061,241	10,465,762
Net Operating Loss	(2,281,660)	(2,061,241)	(10,439,560)
Other Income (Expense)
Interest expense	(3,091,464)	(5,266,533)	(14,949,063)
Interest income	5,834	12,413	29,295
Derivative gain (loss) on debentures	(2,970,188)	(859,016)	(5,524,568)
Loss on sale of asset	-	-	(5,914)
Loss on settlement of debt	-	(7,877,820)	(23,008,257)
Other income	-	12,619	(23,672)
Total Other Expense	(6,055,818)	(13,978,337)	(43,482,179)
LOSS FROM CONTINUING OPERATIONS	(8,337,478)	(16,039,578)	(53,921,739)
Income Tax Expense	-	(350)	(350)
Net Loss	$(8,337,478)	$(16,039,928)	$(53,922,089)
Net Loss Per Share	$(0.57)	$(2.33)
Weighted Average Shares Outstanding	14,630,797	6,892,460

The accompanying notes are an integrated part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration stage company)
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, June 1, 2004 (inception of exploration stage)	-	$-	181,926	$182	$9,906,554	$(15,340,078)
S8 Stock issued for services	-	-	5,000	5	249,995	-
Preferred stock issued for related party debt extinguishment	6,898,032	6,898	-	-	485,764	-
Preferred stock issued for debt extinguishment	2,401,968	2,402	-	-	169,148	-
Preferred stock issued for services	500,000	500	-	-	35,210	-
Stock issued for extinguishment of debt	-	-	16,930	17	811,782	-
Stock issued for conversion of debentures	-	-	793,000	793	8,564,925	-
Net loss for year ended February 28, 2005	-	-	-	-	-	(8,939,320)
Balance, February 28, 2005	9,800,000	9,800	996,856	997	20,223,378	(24,279,398)
Purchase of preferred stock from related party	(3,000,000)	(3,000)	-	-	(177,000)	-
Preferred stock issued for related party debt extinguishments	3,000,000	3,000	-	-	87,000	-
Stock issued for conversion of debentures	-	-	347,671	348	1,000,763	-
Net Loss for period ended February 28, 2006	-	-	-	-	-	(2,272,097)
Balance, February 28, 2006	9,800,000	9,800	1,344,527	1,345	21,134,141	(26,551,495)
S8 Stock issued for services	-	-	4,200	4	30,496	-
Stock issued for conversion of debentures	-	-	662,113	662	19,202,604	-
Capital contribution from shareholders	-	-	-	-	750,000	-
Net loss for year ended February 28, 2007	-	-	-	-	-	(18,333,266)
Balance, February 28, 2007	9,800,000	9,800	2,010,840	2,011	41,117,241	(44,884,761)
Stock issued for conversion of debentures	-	-	7,869,887	7,870	10,135,266	-
Net loss for period ended February 29, 2008	-	-	-	-	-	(16,039,928)
Balance, February 29, 2008	9,800,000	9,800	9,880,727	9,881	51,252,507	(60,924,689)
Stock issued for conversion of debentures	-	-	21,262,529	21,262	424,987	-
S8 Stock issued for services/accounts payable	-	-	4,680,050	4,680	89,295	-
Net loss for year ended February 28, 2009	-	-	-	-	-	(8,337,478)
Balance, February 28, 2009	9,800,000	$9,800	35,823,306	$35,823	$51,766,789	$(69,262,167)
Retained Earnings deficit prior to exploration stage						$(15,340,078)
Retained Earnings deficit exploration stage						$(53,922,089)

The accompanying notes are an integrated part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Cash Flows
			Cumulative
			Period form
			Inception
			(June 1,
			2004) to
	February 28,	February 29,	February 28,
	2009	2008	2009
Cash Flows from Operating Activities:
Net Loss	$(8,337,478)	$(16,039,928)	$(53,922,089)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	300,393	173,849	940,419
Loss on settlement of debt	-	7,877,820	23,442,317
Derivative/Interest related to convertible debentures	5,393,032	5,743,857	18,406,170
Loss on sale of assets	-	-	5,914
Common stock for services	-	-	280,500
Preferred stock for services	-	-	35,710
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(5,727)	(8,096)	7,928
Prepaid expense	8,000	(8,487)	(20,247)
Deposit	-	-	5,158
Accounts receivable	1,420	(1,420)	-
Increase (Decrease) in:
Accrued expenses	590,945	328,499	389,534
Accounts payable and other liabilities	559,119	583,382	1,947,031
Net Cash Used by Operating Activities	(1,490,296)	(1,350,524)	(8,481,655)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(128,230)	(448,091)	-
Sale of fixed assets	-	-	26,200
Purchase of fixed assets	(285,915)	(3,744,675)	(6,731,616)
Net Cash Used by Investing Activities	(414,145)	(4,192,766)	(6,705,416)
Cash Flows from Financing Activities:
Decrease/increase in bank overdraft	(3,142)	3,142	(13,622)
Capital contributions from shareholders	-	68,000	818,000
Proceeds from notes and stock payables	-	-	1,100,800
Issuance of convertible debentures	1,908,000	5,464,954	13,340,454
Payments on notes and debentures	-	-	(58,144)
Net Cash Provided by Financing Activities	1,904,858	5,536,096	15,187,488
Net Increase (Decrease) in Cash	417	(7,194)	417
Cash at Beginning of Period	-	7,194	-
Cash at End of Period	$417	$-	$417
Cash Paid For:
Interest	$21,922	$21,922	$91,010
Income Taxes	$-	$350	$350
Non-Cash Financing Activities:
Common stock issued for services	$93,975	$-	$410,185
Preferred stock issued for debt extinguishments	$-	$-	$261,550
Common Stock issued for debt extinguishments	$286,268	$1,165,236	$4,473,943

The accompany notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

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

The Company presently has three wholly-owned subsidiaries: Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc., and Bromide Basin Mining Company, LLC.  While the Company reported under the Investment Company Act as a Business Development Company, the operations of these entities were not consolidated but, rather, were treated as investments and were carried on the Company’s books at their fair market value.  As a result of the Company’s withdrawal as a BDC, the accompanying consolidated financial statements are those of the Company and its wholly owned subsidiaries, Deer Trail Mining Company, LLC, Silver Bell Mining Company, Inc. and Bromide Basin Mining Company, LLC.

b.

Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a February 28 th year-end.   The Company reports the operations of itself and its subsidiaries on a consolidated basis.

c.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of February 28, 2009 the company had $417 in cash and $221,526 in CD’s deposited in banks.

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

February 28, 2009 and February 29, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

e.       Fixed Assets

The Company’s property consists of mining equipment, vehicles, office furniture and computer equipment.  The property is depreciated in a straight-line basis over 3 to 20 years.  Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets.

Fixed Asset Schedule
	2009	2008
Fixed Assets:
Furniture & Equipment	$2,397,566	$1,809,433
Land	200,000	200,000
Buildings	1,564,178	-
Substation	433,986	-
Deer Trail Mining Claim	2,360,000	2,360,000
Deer Trail Patented Claims	640,000	640,000
Autos	68,614	65,814
Total	7,664,344	5,075,247
Less Depreciation	(1,195,251)	(908,115)
Net Equipment	$6,469,093	$4,167,132

f.         Construction In Progress

The Company has completed construction work and has capitalized all Construction In Progress.

g.        Exploration Activities

All costs associated with exploration activities will be expensed.  All exploration to date has been expensed.  As reserves are established from future exploration activities only those costs associated with bringing the reserve into production will be capitalized.

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

	2009	2008
Loss from operations	$(8,337,478)	$(16,039,928)
Total loss per share	$(0.57)	$(2.33)
Weighted Average Number of Shares Outstanding	14,630,797	6,892,460

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Net deferred tax assets consist of the following components as of February 28, 2009 and February 29, 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$7,497,600	$2,036,560
Related party accruals	317,100	400
Deferred tax liability:
Depreciation	(223,100)	(173,849)
Valuation allowance	(7,591,600)	(1,863,111)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended February 28, 2009 and February 29, 2008 due to the following:

	2009	2008
Book income	$(2,858,625)	$(8,522,020)
Depreciation	(159,390)	173,849
Accrued Expense	178,293	29,400
Stock for services/Option Expenses	85,902	-
Debentures	944,910	5,571,821
Derivative Loss	1,158,373	859,016
Other	333	-
Interest	-	299,401
Accretion	5,170	-
Valuation allowance	645,034	1,588,533
	$-	$-

At February 28, 2009, the Company had net operating loss carryforwards of approximately $19,224,600 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the February 28, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

FIN 48 – Accounting for Uncertainty in Income Taxes

On March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxes (FIN 48). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Upon adoption of FIN 48, there was no impact to the Company's consolidated financial statements. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations. Accrued interest on uncertain tax positions is not significant. There are no penalties accrued as of February 28, 2009. The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction     Open Tax Years

Federal            2004 – current

California        2004 – current

Utah

          2004 – current

As the Company has significant net operating loss carry forwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

j.       Recent Accounting Pronouncements

During the year ended February 28, 2009, the Company adopted the following accounting pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”, which will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  This statement amends SFAS 133.  The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

k.       Revenue Recognition

The Company will recognize revenues from sales of minerals. Minerals will be milled at the Deer Trail site from mineralized materials that are mined or taken from existing stockpiles of previously removed mineralized materials ore and sent to outside firms for refining into metals. Revenue from all sources will be recognized when persuasive evidence of an arrangement exists and the amount is fixed or determinable, delivery has occurred, and collection is reasonably assured. Any amounts received in advance of the minerals being delivered will be recorded as deferred revenue.

l.          Preferred Stock

There are 9,800,000 outstanding shares of preferred stock. The Board of Directors has designated ten million 10,000,000 shares of Series A preferred with the following rights and preferences: The Series A Preferred shall, at the option of the holder, be convertible on a one for one share basis to common stock of the Company. The holders of shares of Series A Preferred are not entitled to vote such shares. In lieu of voting rights the holders of Series A Preferred, voting together as a class, are entitled to elect two members of the Board of Directors at each meeting. Also the Series A Preferred is not affected by any capital reorganization of the Company.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  Ray Brown assigned   $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $3,525 for Ray Brown’s debenture and $50,647 for Joseph Lopez’s debenture as of February 28, 2009.  During the year ended February 28, 2009, the Company converted $37,708 of interest and $558 of principal due Ray Brown through the issuance of 2,762,155 post-reverse restricted shares of common stock and paid Ray $14,897 in cash for interest due.   The balance due Mr. Brown on his convertible debenture as of February 28, 2009 is $448,956, and the balance due Joseph Lopez is $114,466 as of the same date.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings.  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company also issued convertible debentures of $500,000 to Moore Investment Holdings during the fiscal year ending February 29, 2008 for a total balance due Moore Investment Holdings of $5,679,954 as of February 29, 2008.  The Company also issued an additional $1,908,000 in convertible debentures in the fiscal year ending February 28, 2009 to Moore Investment Holdings.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

During the year ended February 28, 2009 the Company converted $62,649 of interest and $18,052 of principal due Moore Investment Holdings through the issuance of 7,800,000 post-reverse shares of common stock.  Subsequent to the year ending February 28, 2009 the Company has converted $123,875 of principal and interest due Moore Investment Holdings through the issuance of 24,750,000 post-reverse shares of common stock.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 2 –  RELATED PARTY DEBENTURES – continued

During the fiscal year ending February 28, 2009, Moore Investment Holdings assigned $279,500 of its outstanding debentures to others for cash.  Of this amount $167,302 was converted to 10,699,874 shares of common stock of the Company.

The summary of outstanding related party debt of $7,879,368 of which $7,361,368 is in default as of February 28 2009 is as follows:

Moore Investment Holdings

$7,315,946

Ray Brown

     448,956

Joseph Lopez

   114,466

Total

$7,879,368

Less: Discount on debt

   $232,268

Net related party debt

$7,647,100

As of February 28, 2009 the Company has accrued $813,008 for interest due to related parties in regard to these outstanding debentures..

NOTE 3 – CONVERTIBLE DEBENTURES

During the fiscal year ended February 28, 2009, the Company issued $1,908,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company recorded interest expense of $3,091,464 during the year ended February 28, 2009 associated with the debentures and recorded a loss of $2,970,188 on the derivative portion of the debentures.  The net derivative liability at February 28, 2009 was $13,029,388.    In the fiscal year ending February 29, 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings, a related party.  All new debentures issued this fiscal year in the amount of $1,908,000 were issued to Moore Investment Holdings.   As of February 28, 2009 there is non-affiliated convertible debentures, in the amount of $187,584 and related party debentures of $7,879,368, remaining on the Company’s books.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of February 28, 2009, the Company had 35,823,306 shares of common stock issued and outstanding with 4,964,176,694 shares authorized but unissued.

During the year ended February 28, 2009 the Company issued 18,499,874 shares of free trading common stock in conversion of principal and interest based in the amount of $286,268 on the terms of the outstanding debentures; 8% interest per annum and conversion at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion

During the year ended February 28, 2009, the Company also issued 4,680,050 shares of free trading common stock for the payment of services under an S-8 registration in the amount of $93,975.

During the year ended February 28, 2009, the Company issued a total of 2,763,155 shares of common stock on the conversion of debentures payable plus interest to Ray Brown totaling $38,266.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of February 28, 2009, there were no stock options outstanding.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 4 –STOCKHOLDER’S EQUITY -continued

Preferred Stock

As of February 28, 2009, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 152,238 post-reverse shares of restricted common stock to a third party for total consideration of $999,000.  As of February 28, 2009, these shares had not been issued, resulting in a stock payable.

NOTE 5 – LEGAL MATTERS

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs allege that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The plaintiffs seek no less than $20 million in damages from the named defendants, as well as injunctive relief, interest, attorney's fees, and court costs.  Plaintiffs are seeking a determination that they are appropriate representatives of Unico shareholders to bring a derivative suit, which is a prerequisite to bringing such a claim under California Corporations Code section 800.  The defendants deny any liability, and are defending the lawsuit.    Since the claims are made against officers, a director and other third parties, Unico does not believe that its assets are at risk in this proceeding except to pay legal defense costs until the insurance deductible has been met.

On September 30, 2008, a lawsuit was filed by Cache Valley Electric Company against Unico, Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 080921346) in which the plaintiff alleges that it provided goods and services to Unico in the amount of $191,615, for which it has not received payment.  The plaintiff alleges that Unico breached the contract by failing to pay for the goods and services, and is seeking a money judgment against Unico in the amount of $191,615 together with interest thereon at the statutory rate and court costs.  On March 2, 2009, a Default Judgment was entered against Unico in the amount of $216,291.  Unico subsequently entered into the Unico Incorporated Settlement Agreement, dated March 27, 2009 (“Settlement Agreement”).  The Settlement Agreement provides that Unico is to pay Cache Valley Electric Company $216,291as follows: Unico is to make six monthly payments in the amount of $6,000 per month beginning April 25, 2009; six monthly payments of $10,000 per month beginning October 25, 2009; seven monthly payments of $15,000 per month; and a final monthly payment of $15,291.  The Settlement Agreement further provides that if the payments are made as set forth above, no further action will be taken against

Unico.  If the payments are not received within a ten-day grace period following the respective due dates, the entire unpaid balance less any payments made will become due and payable immediately, and no rights as to the recovery of that amount, including all legal fees, court costs, and interest due will have been waived by virtue of the Settlement Agreement.  The Settlement Agreement further provides that when the settlement amount is fully funded, Cache Valley Electric Company is to execute and file a Release of Judgment for the full amount of the claim.  Finally, the Settlement Agreement provides that if a Lien against Unico has been filed, Cache Valley Electric Company is to file a Release of Lien with the clerk of the Third Judicial District Court for Salt Lake County immediately upon receipt of the final payment.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 5 – LEGAL MATTERS   -continued

On or about January 5, 2009, a lawsuit was filed by Atlas Mining Company, an Idaho corporation, dba Atlas Fausett Contracting against Deer Trail Mining Company, LLC in the Sixth Judicial District Court for Piute County, State of Utah (Case No. 0090600001) in which the plaintiff alleges that it provided certain mine rehabilitation services and materials with respect to the Deer Trail Mine pursuant to a written contract for which it has not been paid.  The plaintiff alleges that Deer Trail Mining Company, LLC breached the contract by failing to pay for the services and materials, and is seeking a money judgment against Deer Trail Mining Company, LLC for at least $182,144 plus interest at 18% per annum, plus costs.  Plaintiff is also seeking a court order adjudging a mining lien filed by the plaintiff against the Deer Trail Mine on or about July 9, 2008 to be a good and sufficient lien on the Deer Trail Mine securing payment of the obligations under its contract with Deer Trail Mining Company, LLC, and ordering that the Deer Trail Mine be foreclosed and sold by the sheriff of Piute County, with the sales proceeds being applied against the amount due and owing to plaintiff from the Deer Trail Mining Company, LLC and to the foreclosure costs.  Deer Trail Mining Company, LLC has filed an Answer denying liability. The case is now in the discovery phase. Deer Trail Mining Company, LLC is also attempting to negotiate a settlement of the lawsuit.

On March 23, 2009, a lawsuit was filed by Workers Compensation Fund, a Utah non-profit corporation, against Unico Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 090904860)in which the plaintiff alleges that it provided workers’ compensation insurance coverage to Unico for the policy period February 6, 2007 to February 5, 2008.  The plaintiff alleges that the sum of $14,245 remains due on the account, together with accrued interest.  The plaintiff alleges that it is entitled to recover damages in the principal amount of $14,245, plus interest at the rate of 8% per annum, plus court costs and a reasonable attorney’s fee. Unico Incorporated has filed an Answer denying liability. Unico Incorporated is also attempting to negotiate a settlement of the lawsuit.

On December 18, 2008, a lawsuit was filed by ISCO Industries, LLC against Unico, Incorporated in the Superior Court of California, County of San Diego (Case No. 37-2008-00098400-CL-CL-CTL) in which the plaintiff sought to recover money owed for goods and/or services provided, interest thereon and attorney’s fees.  The defendant did not file an Answer in the case, and a default judgment was entered against Unico, Incorporated for $29,152.  Unico, Incorporated believes that a smaller amount is actually owing, and Unico is attempting to settle the judgment for a lesser amount.

Unico received a Subpoena Duces Tecum dated November 3, 2008 captioned “In the Matter of Certain Unregistered Offerings/HO-10859” requesting copies of various documents, most of which are related to certain fund raising efforts in which Unico engaged through the issuance of convertible debentures, and the settlements of many of those convertible debentures that Unico defaulted on.  The holders of the debentures or their assignees filed a large number of actions in Florida State Court which were eventually settled by Unico, Incorporated and the various debenture holders/assignees by agreeing to issue substantial number of shares of Unico common stock at prices that were significantly discounted from the then existing market prices for Unico shares, in court approved settlements.  Certain officers and/or directors of Unico received similar subpoenas from the SEC, and depositions of those officers or directors were taken in March 2009.  No action has yet been taken by the Securities and Exchange Commission against Unico and/or its officers and directors following the depositions.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ending February 28, 2009, the Company received $412,500 through the issuance of new convertible debentures to Moore Investment Holdings.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

Subsequent to the end of the fiscal year Moore Investment Holdings assigned $365,000 of its outstanding debentures to third parties.  The Company has issued 24,750,000 shares of free trading common stock to Moore Investment Holdings for the conversion of $123,875 of principal and interest on outstanding debentures and it has issued 70,492,106 shares of free trading common stock to third parties for the conversion of $284,950 of principal and interest on outstanding debentures.

Subsequent to the fiscal year ending February 28, 2009 the Company issued 1,800,000 shares of free trading common stock for the payment of services under an S-8 registration in the amount of $6,630.

Subsequent to the year ending February 28, 2009 the Company has issued 3,640,383 shares of free trading common stock for the conversion of $9,028 of interest on outstanding convertible debentures for Ray Brown.

Subsequent to the year ending February 28, 2009 the Company has issued 3,779,064 shares of free trading common stock for the conversion of $9,372 of interest on outstanding debt due Wayne Hartle.  Subsequent to the year ending February 28, 2009 the Company also issued 1,500,000 shares of restricted shares to Wayne Hartle for $6,000 in cash.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $69,262,167 from its inception through February 28, 2009.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

•

Construct large tailings pond for large scale processing;

•

Begin milling and processing activities at the Deer Trail Mill and Processing Facility;

•

Acquire new mining equipment to improve exploration activities at the Deer Trail Mine;

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

•

Commence exploration work to evaluate the potential of the mining claims at the Silver Bell Mine beginning in the Summer of 2009.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 7 – GOING CONCERN - - continued

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately 2,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,000,000 is needed in the next 120 days.  Subsequent to the fiscal year ending February 28, 2009, the Company received $412,500 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $2,087,500 during the fiscal year ending February 28, 2010 to fulfill the 12-month plan.