Form 10-Q
period 2009-05-31
UNICO INC /AZ/
filed 2009-07-14
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

        ACT OF 1934

For the quarterly period ended May 31, 2009

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 5, 2009, the issuer had outstanding 202,750,052 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

May 31, 2009

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Balance Sheets

	May 31,	February 28,
ASSETS	2009	2009
	(Unaudited)
Current Assets
Cash	$5,569	$417
Accounts receivable	-	-
Prepaid expense	-	-
Total Current Assets	5,569	417
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	6,348,832	6,469,093
Construction in progress	-	-
Total Fixed Assets	6,348,832	6,469,093
Other Assets:
Cash- reclamation bonds	221,526	221,526
Deposit	20,947	20,947
Total Other Assets	242,473	242,473
Total Assets	$6,596,874	$6,711,983

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,108,453	$1,148,535
Wages payable	109,332	93,283
Accrued expenses	400	400
Reclamation obligations	161,434	158,119
Accrued interest payable	33,008	32,006
Accrued interest payable - related party (Note 2)	954,992	813,008
Taxes payable	98,999	53,315
Derivative Liability	13,966,338	13,029,388
Debentures payable, (Note 3)	578,417	187,584
Debentures payable-related party net of discount (Note 2)	7,231,003	7,647,100
Total Current Liabilities	24,242,376	23,162,738
Total Liabilities	24,242,376	23,162,738
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 139,943,191 and 35,823,306 shares issued and outstanding, respectively	139,943	35,823
Stock Payable	999,000	999,000
Additional Paid in Capital	52,297,387	51,766,789
Accumulated Deficit prior to exploration stage	(15,340,078)	(15,340,078)
Accumulated Deficit during the exploration stage	(55,751,554)	(53,922,089)
Total Stockholders' Deficit	(17,645,502)	(16,450,755)
Total Liabilities and Stockholders' Deficit	$6,596,874	$6,711,983

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Operations
(Unaudited)
				Cumulative
				Period
				From inception
		For the Quarter Ended		(June 1, 2004)
		May 31,		To May 31,
		2009	2008	2009

Total Revenues	$	`-	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense		17,582	120,723	1,670,901
Depreciation and accretion		123,577	58,944	1,063,997
Professional fees		51,791	93,517	2,137,960
Salaries/wages		151,290	208,097	2,258,000
General and administrative expense		102,387	136,071	3,781,531
Total Operating Expenses		446,627	617,352	10,912,389
Net Operating Loss		(446,627)	(617,352)	(10,886,187)
Other Income (Expense)
Interest expense		(431,042)	(912,691)	(15,380,105)
Interest income		-	56	29,295
Derivative gain (loss) on debentures		(964,949)	18,470	(6,489,517)
Loss on sale of asset		-	-	(5,914)
Gain/(Loss) on settlement of debt		13,153	-	(22,995,104)
Other income		-	-	(23,672)
Total Other Expense		(1,382,838)	(894,165)	(44,865,017)
LOSS FROM CONTINUING OPERATIONS		(1,829,465)	(1,511,517)	(55,751,204)
Income Tax Expense		-	-	(350)
Net Loss		$(1,829,465)	$(1,511,517)	$(55,751,554)
Net Loss Per Share		$(0.03)	$(0.15)
Weighted Average Shares Outstanding		66,974,951	9,880,727

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			Period from
			Inception
	For the Quarter Ending		(June 1, 2004)
	May 31,		To May 31,
	2009	2008	2009
Cash Flows from Operating Activities:
Net Loss	$(1,829,465)	$(1,511,517)	$(55,751,554)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	123,577	58,944	1,063,996
Loss on settlement of debt	-	-	23,442,317
Derivative/Interest related to convertible debentures	1,230,184	754,337	19,636,354
Loss on sale of assets	-	-	5,914
S-8 stock issued for services	18,569	-	18,569
Common stock for services	-	-	280,500
Preferred stock for services	-	-	35,710
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	-	-	7,928
Prepaid expense	-	10,000	(20,247)
Deposit	-	-	5,158
Accounts receivable	-	-	-
Increase (Decrease) in:
Accrued expenses	162,765	136,066	552,299
Accounts payable and other liabilities	31,022	17,475	1,978,053
Net Cash Used by Operating Activities	(263,348)	(534,695)	(8,745,003)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	-	(86,435)	-
Sale of fixed assets	-	-	26,200
Purchase of fixed assets	-	(424)	(6,731,616)
Net Cash Used by Investing Activities	-	(86,859)	(6,705,416)
Cash Flows from Financing Activities:
Decrease/increase in bank overdraft	-	(3,142)	(13,622)
Capital contributions from shareholders	-	-	818,000
Proceeds from notes and stock payables	6,000	-	1,106,800
Issuance of convertible debentures	262,500	660,000	13,602,954
Payments on notes and debentures	-	-	(58,144)
Net Cash Provided by Financing Activities	268,500	656,858	15,455,988
Net Increase (Decrease) in Cash	5,152	35,304	5,569
Cash at Beginning of Period	417	-	-
Cash at End of Period	$5,569	$35,304	$5,569
Cash Paid For:
Interest	$2,000	$-	$91,010
Income Taxes	$-	$-	$350
Non-Cash Financing Activities:
Common stock issued for services	$18,569	$-	$410,185
Preferred stock issued for debt extinguishments	-	-	261,550
Common Stock issued for debt extinguishments	$310,279	$-	$4,473,943

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2009

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

b.

Fixed Assets

The Company’s property consists of mining equipment, vehicles, office furniture and computer equipment.  The property is depreciated in a straight-line basis over three to twenty years.  Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets.  Mineral rights are recorded at cost of acquisition.  When there is little likelihood of a mineral right being exploited, or the value of mineral rights have diminished below cost, a write-down is affected against income in the period that such determination is made.

Fixed Asset Schedule	May 31, 2009	February 28, 2009
Fixed Assets:
Furniture & Equipment	$2,397,566	$2,397,566
Land	200,000	200,000
Buildings	1,564,178	1,564,178
Electrical Substation	433,986	433,986
Patented mining claims	640,000	640,000
Mining Claim	2,360,000	2,360,000
Autos	68,614	68,614
Total	7,664,344	7,664,344
Less Depreciation	(1,315,512)	(1,195,251)
Net Equipment	$6,348,832	$6,469,093

The Company exercised its option to purchase the claims covered by the Deer Trail lease and paid the balance of $1,700,000 that was owed on the purchase option agreement in the quarter ended August 31, 2007.    A total of $4,000,000 was paid to purchase the Deer Trail Claim over a period of approximately three years.  The initial $1,000,000 that was paid towards the lease purchase was expensed in the 2004 fiscal year based on the fact that the

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES – cont.

Company did not have independent third party verification of the mineable assets at the time.  As a result, only $3,000,000 of the total acquisition of $4,000,000 has been capitalized.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES – cont.

f.

Recent Accounting Pronouncements

In March of 2008, the FASB issued statement 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement no. 133” (FAS 161).  FAS 161requires companies to enhance disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The provisions of FAS 161 become effective as of November 15, 2008.  We are currently evaluating the impact that FAS 161 will have on our financial statements.

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  Ray Brown assigned $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. During the quarter ending May 31, 2009 the Company paid Ray Brown $2,000 in cash for interest owed and issued 3,640,383 shares of common stock for the conversion of  $9,028 of interest due Ray Brown.  The Company has recorded an accrued interest payable of $3,813 for Ray Brown’s debenture and $53,532 for Joseph Lopez’s debenture as of May 31, 2009.  As of the quarter ended May 31, 2009, the Company owes Mr. Brown $448,956 in principal and $3,813 in interest, and it owes Joseph Lopez $114,466 in principal and $53,532 in interest.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble Investments and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were purchased by and assigned to Moore Investment Holdings, LLC (“moore Investment Holdings”).  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company also issued convertible debentures of $500,000 to Moore Investment Holdings during the fiscal year ending February 29, 2008 for a total due Moore Investment Holdings of $5,679,954. The Company also issued an additional $1,908,000 in convertible debentures in the fiscal year ending February 28, 2009 to Moore Investment Holdings. During the quarter ending May 31, 2009 the Company issued an additional $262,500 of convertible debentures to Moore Investment Holdings. The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convertible at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

During the year ended February 28, 2009 the Company converted $62,649 of interest and $18,052 of principal due Moore Investment Holdings through the issuance of 7,800,000 post-reverse shares of common stock.  During the quarter ending May 31, 2009, the Company converted $7,543 of interest and $116,332 or principal due Moore Investment Holdings through the issuance of 24,750,000 post-reverse shares of common stock.

During the fiscal year ending February 28, 2009, Moore Investment Holdings assigned $279,500 of its outstanding debentures to others for cash.  Of this amount $167,302 was converted to 10,699,874 post-reverse shares of common stock of the Company during the fiscal year ending February 28, 2009.   During the quarter ending May 31, 2009, Moore Investment Holdings assigned an additional $525,000 of its debentures to others for cash.  During the quarter ending May 31, 2009 $174,167 of principal and $3,208 of interest of the assigned debentures were converted into 66,650,439 post-reverse shares of common stock

The summary of outstanding related party debt of $7,231,003 of which $6,775,503 is in default as of May 31, 2009 is as follows:

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2009

NOTE 2 – RELATED PARTY DEBENTURES – cont.

Moore Investment Holdings	$6,897,114
Ray Brown	$448,956
Joseph Lopez	$114,466
Total	$7,460,536
Less: Discount on debt	$229,533
Net related party debt	$7,231,003

As of May 31, 2009 the Company has accrued $954,992 for interest due to related parties in regard to these outstanding debentures.

NOTE 3 – CONVERTIBLE DEBENTURES

During the fiscal year ended February 28, 2009, the Company issued $1,908,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  The Company recorded interest expense of $3,091,464 during the year ended February 28, 2009 associated with the debentures and recorded a loss of $2,970,188 on the derivative portion of the debentures.  The net derivative liability at February 28, 2009 was $13,029,388.  As of February 28, 2009 there was non-affiliated convertible debentures, in the amount of $187,584 and related party debentures of $7,879,368, remaining on the Company’s books.

During the quarter ending May 31, 2009 the Company issued $262,500 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion. The Company recorded interest expense of $431,041 during the quarter ended May 31, 2009 associated with the debentures and recorded a loss of $964,949 on the derivative portion of the debentures.  The net derivative liability at May 31, 2009 was $13,966,338.  As of May 31, 2009 there is non-affiliated convertible debentures, in the amount of $578,417 and related party debentures of $7,231,003, net of $229,533 of discount on debt, remaining on the Company’s books.

NOTE 4 – STOCKHOLDER’S EQUITY

Common Stock

As of May 31, 2009, the Company had 139,943,191 post reverse shares of common stock issued and outstanding with 4,860,056,809 post reverse shares authorized but unissued.  On June 30, 2008 the Company effected a reverse split of its issued and outstanding common stock on the basis of one share of common stock to be issued for each 500 shares issued and outstanding.  As a result of this reverse split all share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.

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

During the quarter ended May 31, 2009 the Company issued 91,400,439 post-reverse shares of free trading common stock on the conversion of  $290,499 principal and $10,752 interest on the terms of the outstanding debentures; 8% interest per annum and conversion at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2009

NOTE 4 –STOCKHOLDER’S EQUITY – cont

During the year ended May 31, 2009, the Company also issued 3,800,000 shares of free trading common stock for the payment of services under an S-8 registration in the amount of $18,569.

During the quarter ended May 31, 2009 the Company issued 1,500,000 post-reverse restricted shares of its common stock to Wayne Hartle, a member of the board of directors for $6,000 in cash.  The Company also issued 3,779,064 post-reverse shares for free trading common stock to Wayne Hartle for the conversion of old debt.

During the quarter ended May 31, 2009 the Company issued 3,640,383 post-reverse shares of free trading common stock on the conversion of $9,028 of interest payable to Ray Brown.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of May 31, 2009, there were no stock options outstanding.

Preferred Stock

As of May 31, 2009, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 152,238 post-reverse shares of restricted common stock to a third party for total consideration of $999,000.  As of May 31, 2009, these shares had not been issued, resulting in a stock payable of $999,000.

Convertible Debentures

At the end of the quarter ending May 31, 2009 the Company has $7,475,531 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $563,422 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2009

NOTE 5 – LEGAL MATTERS - cont

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

On March 23, 2009, a lawsuit was filed by Workers Compensation Fund, a Utah non-profit corporation, against Unico Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 090904860)in which the plaintiff alleges that it provided workers’ compensation insurance coverage to Unico for the policy period February 6, 2007 to February 5, 2008.  The plaintiff alleges that the sum of $14,245 remains due on the account, together with accrued interest.  The plaintiff alleges that it is entitled to recover damages in the principal amount of $14,245, plus interest at the rate of 8% per annum, plus court costs and a reasonable attorney’s fee. Settlement was reached in the matter and Unico paid $9,000 and settled the amount in full.

On December 18, 2008, a lawsuit was filed by ISCO Industries, LLC against Unico, Incorporated in the Superior Court of California, County of San Diego (Case No. 37-2008-00098400-CL-CL-CTL) in which the plaintiff sought to recover money owed for goods and/or services provided, interest thereon and attorney’s fees.  The defendant did not file an Answer in the case, and a default judgment was entered against Unico, Incorporated for $29,152.  Unico, Incorporated believes that a smaller amount is actually owing, and Unico is attempting to settle the judgment for a lesser amount.  Settlement was reached and Unico has agreed to pay $16,000 to settle the matter.  An initial amount of $8,000 is to be paid in June, 2009 and two subsequent payments of $4,000 each in July and August, 2009 will be made to finalize the settlement.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2009

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the quarter ending May 31, 2009, the Company received $390,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

Subsequent to the quarter ended May 31, 2009, the Company issued 3,227,124 shares of common stock on the conversion of $45,000 of principal payable to Ray Brown.

Subsequent to the quarter ended May 31, 2009 the Company issued 12,000,000 shares of common stock on the conversion of $75,888 of principal and $2,112 of interest payable for Moore Investment Holdings.

Subsequent to the quarter ending May 31, 2009 the Company issued 47,579737 shares of common stock to third parties in conversion of $397,618 of principal and $8,254 of interest payable to third parties.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $71,091,632 from its inception through May 31, 2009.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and;

•

Commence exploration work to evaluate the potential of the mining claims at the Silver Bell Mine beginning in the Spring of 2009.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $2,500 ,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 120 days.  Subsequent to the quarter ending May 31, 2009, the Company received $390,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $3,500,000 during the next 12 months to fulfill the 12-month plan.

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

Location of Deer Trail Mine:

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

Methods for delineating the stratabound mineralization ahead of the respective working faces has historically primarily been limited to following visible mineralization in successive rounds of blasting and mucking.  However, this has been augmented by considerable longhole and up-hole percussion drilling.

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

Exploration of The Upper and Lower Deer Trail Mines

Upper Deer Trail Mine

Upper Mine Geological Justification - The Upper (Old) Deer Trail Mine is hosted by the Permian Toroweap Sandstone and lies about 800 feet above the Pennsylvanian Callville Limestone that hosts the Lower (New) Deer Trail Mine.  Intervening between these two mineralized formations is the Permian Queantoweap Sandstone which carries no known mineralization.  This supergene gold-bearing oxide mineralized material has been incompletely exploited by over 6,900 feet of workings contained in a 3,300 foot long X 300 feet wide and 30 feet thick.  The latter two dimensions average 30 to 50 feet wide and 15 to 30 feet high (Beaty et al, 1986).  The workings exploited a series of inter-connected iron and manganese oxide manto-type mineralized areas whose original continuity is locally disrupted by several east-northeasterly-trending internal faults with relatively small displacement.  The distribution of the mantos here appears to be related to the axis of a northwesterly-trending anticline that plunges at an angle slightly greater than the regional dip of about 20º to the northwest.

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

Upper Mine Current Extraction Plan - Extreme high-grading of the mineralized materials took place because of the mine’s relatively remote location and need to maximize the value/ton of mineralized materials as well as to reduce transportation cost; the cut-off grade was reportedly 0.5 opt Au. Thus a considerable amount of material that was formerly considered waste but that is now economic at 2009 prices remains in the workings as both un-mined wallrock and mineralized coarse back-fill (gob).

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

2.

8600 Area Geological Justification –The 8600 Area is the more newly developed portion of the Lower (New) Deer Trail Mine and was exploited from 1964 and 1980.  It constitutes the down-faulted northwesterly extension of the Upper (Old) Deer Trail Mine Au-Ag-Zn-Pb-Cu blanket-type (manto) mineralized body; both mines are hosted by the Permian Toroweap Sandstone.  The 8600 Area segment is +2,300 foot long X 20 to 100 foot wide X 10 to 40 foot thick segment of the mineralized materials and is comprised by unoxidized zinc, lead, and silver sulphides whereas the 3,300 foot long portion in the Upper (Old) Deer Trail Mine the former minerals have been completely converted to iron, manganese, zinc, and lead oxides.  The 8600 Area sulphide portion of the mineralization is comprised by a group of closely related mantos that flank a northwesterly-trending, steeply dipping limonitized vein known as the Red Fissure. Individual mantos are strata-bound and are as much as 10 feet thick; mineralized minerals are massive in nature. The mineralization is typically thickest at its intersection with the near-vertical structure.  The largest individual Toroweap-hosted manto observed to date in the 8600 Area is more than 600 feet long, 60 feet wide, and 10 feet thick (Beaty, et al 1986; Deer Trail Mining Company Mine Maps, 2008).  The latter two dimensions constitute the working face when mining operations ceased by the end of 1980 due to poor economic conditions (personal communication, Dr. Richard Kennedy, 2006).

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

Exploration Drilling:

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

The first phase of exploration drilling was designed to identify near surface mineralized materials, determine potential resources and define limits of mineralization south of the main tunnel previously mined at the Upper Deer Trail Mine. Historical data of the workings was sufficient to delineate the grade of mineralization remaining in the stopes, but no data was available to delineate the grade of mineralization outside the workings or how far that mineralization flowed into the surrounding formations. The initial phase of reverse circulation drilling serves as an adequate means to define the limits of mineralization south of the main tunnel, which is situated in the lower Toroweap formation, along the crest and down the northeast limb of the Deer Trail anticline.

This phase of drilling was accomplished with lower cost reverse circulation drill holes in order to establish the presence of mineralization at the Upper Deer Trail area. Once the limits of mineralization are established, work can begin to further define those zones by diamond core drilling.  The reverse circulation drilling determined that more expensive diamond core drilling is necessary to further determine exact areas to be mined.  Future plans for the complete drilling of this area have been determined but an exact timetable has not been determined.

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

UNICO, Inc. (UNICO) engaged Behre Dolbear & Company (USA), Inc. (Behre Dolbear) as of 15 March 2006 to lithologically log 7,235 feet of drill core at the Deer Trail Mine, select samples for analysis, submit those samples to a laboratory for analyses, and evaluate and interpret those logs and analyses. Deer Trail Mining Company, LLC (Deer Trail Mining), and Behre Dolbear agreed to a revised and expanded work scope in Work Change Order No. 1 in a letter dated 7 November 2006. That Work Change Order stated that Behre Dolbear’s ongoing work must have the primary objective of adding value to the Deer Trail Mine and related project assets in the short term. The work change order included provisions for completing the logging, correlating, and summarizing the results of the logging and analyses, and correlating that data with data from past drilling and mining to locate and model, to the extent possible, potentially mineable mineralization. The work change order also included provisions for evaluating the volume, tons, and grade of a tailings mineralized material at the mine. The tailings evaluation is the subject of a separate report.

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

At the Deer Trail Mine, the Callville Limestone is an approximately 1,000-foot thick sequence of sandy to very sandy limestone, dolomite, and sandstone. Two separate stratabound, manto-type mineralized materials were developed and mined in the Lower Deer Trail from about 1945 to 1980. The locations of the mineralized materials are referenced based on their distance from the portal of the PTH Tunnel. One is hosted by the Callville Limestone, was mined in the 3400 Area of the mine, and is known as the 3400 East Stope. The 3400 East Stope mineralized materials extends northwestward a minimum of 1,000 feet along strike from the mined area to at least the 4400 Area and at least 400 feet further southeastward to what would be the 3000 Area. The other mineralized materials mined from the PTH Tunnel occurs in the 8600 Area of the mine and is the down-faulted portion of the Toroweap Sandstone mineralized materials mined in the Upper Deer Trail Mine.

Behre Dolbear’s work yielded three targets within the PTH Tunnel of the Lower Deer Trail Mine that may merit further exploration. Behre Dolbear believes that there is the possibility that with additional successful follow-up drilling, a resource base may eventually be established within the PTH Tunnel. The components of this potential resource base are composed of stratabound, multiple thin (less than 10 feet), moderate to high-grade zones as well as lower-grade (10 to 30 foot) zones and horizons of base and precious metals mineralization. Two of these are hosted by the Callville Limestone and one occurs in the Toroweap Sandstone.

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

•

Major Quartzite/Big Sandy Zone Informal Member (MQ/BSZ ); and

•

Lower Carbonate and Quartzite Informal Member (LCAQ).

The grades of the five precious and base metals (gold, silver, copper, lead, and zinc) vary considerably among the analyzed intervals. In order to compare intervals, Behre Dolbear used average metal prices over the past 12 quarters (3 years) from the second quarter of 2004 through the first quarter of 2007 to calculate equivalent grades of silver (opt equiv. Ag) and zinc (percent equiv. Zn), the dominant metals in the mineralized material. A dollar value was also calculated. The average metal prices used are:

•

gold, $503 per ounce

•

slver, $9.02 per ounce

•

copper, $2.12 per pound

•

lead, $0.51 per pound

•

zinc, $0.95 per pound

Behre Dolbear did not use the grades or the dollar values for an economic evaluation of the Deer Trail mineralized material. Behre Dolbear divided the composited analyses and assays of significant mineralization into two classes, Potentially Mineable Intercepts and Significantly Mineralized Intercepts. Behre Dolbear developed two figures showing the frequency of these intercepts in the Informal Members of the Callville Limestone stratigraphy and in various mineralized horizons. The two classes of intercepts are tabulated by area in the mine and by stratigraphic Informal Member in Tables 1.1 and 1.2.

POTENTIALLY MINEABLE I NTERCEPTS BY AREA AND S TRATIGRAPHIC HORIZON

T ABLE 1.1

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

TABLE 1.1

SUMMARY OF TONNAGES, GRADES, AND CONTAINED OUNCES OF BEHREDOLBEAR EVALUATION AS COMPARED TO PREVIOUSLY REPORTED QUANTITIES

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

A report of results about the 1990 Energy Fuels drilling program is not available, but the Ash 2004 mineralized materials assessment report refers to a tonnage estimate of 132,540 tons by J.M. Pratt in a memo written to J.R. Andrus. This is about 28% higher tonnage than the other reports and the calculations done by Behre Dolbear. The Ash 2004 report speculates that the tonnage estimate was probably generated with a computer from drill hole data and a topographic survey. The report also speculates that minerailized materials from other mines were milled at Deer Trail.

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

Based on this definition and the above calculated averages, Behre Dolbear classifies the tailings material in the Upper Tailings Dump as Mineralized Material estimated to contain approximately 92,150 tons at grades of 0.03 opt gold and 2.66 opt silver. Additional drilling and an economic analysis would be required to classify the tailings as a Reserve. To verify the data, Behre Dolbear recommends that UNICO drill ten to fifteen holes distributed throughout the mineralized material, sample, and assay the drilled material for gold and silver, statistically analyze the data, and compare the results with the results from the 1990 and 1993 drilling programs. Behre Dolbear also recommends that UNICO produce a new surface contour map of the tailings as erosion subsequent to the 1990 and 1993 contour maps may have removed and/or redistributed some of the tailings. In addition, UNICO should determine a more accurate tonnage factor. All the resulting data, if sufficiently comparable with the 1990 and 1993 data, should be used to estimate tons, grades, and contained ounces of gold and silver. If not sufficiently comparable, the entire tailings mineralized material should be re-drilled.

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

Phased Program - Plan for Incremental Mine Development

The six-point plan listed below outlines our proposed plan of action.  The bases of the plan is that profits, if any,  from the easily established acid leach recovery of precious metals from the Upper Mine’s tailings and possibly backfill can be utilized to finance exploration and development of the 3400 Area and ultimately the 8600 Area as well as other potential targets in successive stages. Details on the grade, tonnage, and planned processing of the oxidized material present at the Upper Mine can be found in the Deer Trail Mining Company’s Mining Engineer’s summary reports (Appendix II).

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

Plans to Conduct Additional Exploration

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to conduct further exploration work to evaluate the claims prior to commencing any future mining activities on the claims.  Silver Bell Mining Company anticipates that if there are any future  mining activities the Silver Bell Mine materials mined will be transported to the Deer Trail Mine site where they can be crushed, milled and processed.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine if exploration work suggests that future mining is commercially viable.

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

•

Acquire new mining equipment including a crushing unit to improve exploration activities at the Deer Trail Mine;

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

•

Commence exploration work to evaluate the potential of the mining claims at the Silver Bell Mine beginning in the summer of 2009.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $2,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 120 days.  Subsequent to the quarter ending May 31, 2009, the Company received $390,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately $2,500,000 during the next 12 months to fulfill the 12-month plan.

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

Reverse Stock Split

Effective June 30, 2008 the Company’s common stock underwent a 1 for 500 reverse stock split.  As a result, the number of outstanding shares of the Company’s common stock as of June 30, 2008 decreased from 4,940,363,072 pre-reverse split shares to 9,880,727 post-reverse split shares.  Share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.  As of May 31, 2009, the Company had 139,943,191 post-reverse split shares of common stock issued and outstanding.

Results of Operations

For the three months ended May 31, 2009 and May 31, 2008, Unico reported no revenues.

During the three months ended May 31, 2009 the Company incurred total operating expenses of $446,627, a decrease of $170,725 from the $617,352 of total operating expenses incurred in the three months ended May 31, 2008.  The decrease is due primarily to a decrease of $103,241 in drilling, exploration and maintenance expense, a decrease of $56,807 in salaries and wages, a decrease of $41,726 in professional fees and a decrease of $33,684 in general and administrative fees partially offset by an increase of $64,633 in depreciation and accretion expense.  The decrease in all operating expenses except depreciation is largely attributable to the decrease in milling activities associated with the production of concentrates.  We do not have a market for the concentrates that we had produced, so production was scaled back.

During the three months ended May 31, 2009, interest expense was $431,041, a decrease of $481,650 from the $912,691 of interest expense recorded in the three months ended May 31, 2008.  During the three months ended May 31, 2009, the Company recorded a derivative loss on debentures of $964,949 as compared to a derivative gain on debentures of $18,470 that was recorded in the three month period ended May 31, 2008.  The large increase in the derivative loss is due to the fact that there was a significant increase in the price of the stock during the three months ending May 31, 2009.  Any large movement in the price of the stock either up or down causes a derivative loss.   During the three months ended May 31, 2009, the company also had a gain on settlement of debt as compared to $0.00 for the same three month period ended May 31, 2008.  This gain on settlement of debt was from the settlement of an outstanding judgment that was settled during the quarter ended May 31, 2009.

During the three months ended May 31, 2009, Unico experienced a net loss in the amount of $1,829,464 or approximately ($0.03) per share, compared to a net loss of $1,511,517 or approximately ($0.15) per share for the same period in 2008.  Unico attributes the $317,947 increase in net loss for the three month period ended May 31, 2009 compared to the three month period ending May 31, 2008, largely to the increase in derivative loss offset by decreases in interest and operating expenses.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of May 31, 2009 the Company had a deficit in working capital of $24,236,807.  The Company has accumulated $71,091,632 of net operating losses through May 31, 2009, which may be used to reduce taxes in future years through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $1,194,747 in the three month period ended May 31, 2009, from a deficit of ($16,450,755) as of February 28, 2009 to a deficit of ($17,645,502) as of May 31, 2009.

The Company’s cash as of May 31, 2009, when combined with $390,000 of additional cash the Company received in June 2009, will sustain operations for approximately 30 days.  The Company needs to raise approximately $2,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 120 days.  The Company has effected a reverse stock split of its issued and outstanding shares so that the Company will have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $8,038,953 of convertible debentures into shares of the Company’s common stock.  These additional authorized, but unissued, shares will also allow the Company to raise additional capital through the sale of shares of restricted common stock.

Going Concern

Our auditors have issued a "going concern" opinion in note 7 of our February 28, 2009 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $2,500,000 in equity, debt or through other financing transactions in the next 12 months (of which $1,500,000 is needed in the next 120 days), we believe that Unico will have sufficient funds to meet operating expenses until income from future activities are sufficient to cover operating expenses.

Capital Expenditures

The Company expended $0.00 on capital expenditures during the three months ended May 31, 2009.  The Company anticpates that it may spend, approximately, an additional $1,000,000 for capital expenditures during the balance of its current fiscal year.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended February 28, 2009, included in the Company’s Annual Report on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .

A “smaller reporting company” (as defined by Item 10 of the Regulation S-K) is not required to provide the information required by this Item.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer, Mark A. Lopez and Kenneth C. Wiedrich, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of May 29, 2009.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter ended May 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 23, 2009, a lawsuit was filed by Workers Compensation Fund, a Utah non-profit corporation, against Unico Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 090904860) in which the plaintiff alleged that it provided workers’ compensation insurance coverage to Unico for the policy period February 6, 2007 to February 5, 2008.  The plaintiff alleged that the sum of $14,245 remains due on the account, together with accrued interest.  The plaintiff alleged that it is entitled to recover damages in the principal amount of $14,245, plus interest at the rate of 8% per annum, plus court costs and a reasonable attorney’s fee.  Settlement was reached in the matter.  Unico paid $9,000 and settled the amount in full.

On December 18, 2008, a lawsuit was filed by ISCO Industries, LLC against Unico, Incorporated in the Superior Court of California, County of San Diego (Case No. 37-2008-00098400-CL-CL-CTL) in which the plaintiff sought to recover money owed for goods and/or services provided, interest thereon and attorney’s fees.  The defendant did not file an Answer in the case, and a default judgment was entered against Unico, Incorporated for $29,152.  Unico, Incorporated believes that a smaller amount is actually owing, and Unico is attempting to settle the judgment for a lesser amount.  Settlement was reached and Unico has agreed to pay $16,000 to settle the matter.  An initial amount of $8,000 was paid in June, 2009 and two subsequent payments of $4,000 each in July and August, 2009 will be made to finalize the settlement.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending May 31, 2009, the Company issued $262,500 of convertible debentures to Moore Investment Holdings.  The Debentures are due in 180 days from their issuance dates, bear interest at 8% per annum, and provide that the principal amount and accrued interest are convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to delivering the notice of conversion.  The cash from the issuance of the debentures was used for operations.

During the quarter ended May 31, 2009 the Company issued 91,400,439 post-reverse shares of its common stock on the conversion of  $290,499 principal and $10,752 interest on the terms of the outstanding debentures;  at a discount of 50% of the closing bid price for the Company’s common stock on the date of each conversion

During the quarter ended May 31, 2009 the Company issued 1,500,000 post-reverse restricted shares of its common stock to Wayne Hartle, a member of the board of directors for $6,000 in cash.  The Company also issued 3,779,064 post-reverse shares to Wayne Hartle for the conversion of $8,332 of old debt.

During the quarter ended May 31, 2009 the Company issued 3,640,383 post-reverse shares of its common stock on the conversion of $9,028 of interest payable to Ray Brown.

All of the shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  Each of the recipients received disclosure information concerning Unico.  The certificates representing the shares issued were all appropriately restricted, except in those situations where shares could be issued without a restricted legend in reliance on Rule 144 (b) (1).

As of May 31, 2009, there are approximately $8,038,953 of outstanding convertible debentures (less discounts of $229,533), and the holders of these debentures have the right to convert them to shares of the Company’s common stock.  Approximately $563,422 of these debentures are convertible at a 20% discount from the bid price of Unico’s common stock as of the time of conversion, and the balance are convertible at a 50% discount from the bid price of Unico’s common stock as of the time of conversion.

All of the Debentures and shares of common stock were issued without payment of any underwriting discounts or commissions, and without the assistance of an underwriter.

For information concerning sales of other convertible debentures or shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2007, February 29, 2008 and February 28, 2009 please refer to Unico's annual reports on Form 10-KSB for the fiscal year ended February 28, 2007, and Form 10-K for the fiscal years ended February 29, 2008 and February 28, 2009, respectively.

Item 3.    Defaults Upon Senior Securities.

As of February 28, 2009 the Company had $8,066,952 of convertible debentures that were due and payable.  Of this amount, $7,448,952 were in default.

As of May 31, 2009, the Company had 8,038,953 of which $7,583,453 are in default and are due to the following:

Moore Investment Holdings, LLC	$6,441,614
Joseph Lopez	$114,466
Ray Brown	$448,956
C. M. Anderson and third parties	$578,417
Total in default	$7,583,453

 Of the remaining debentures that are due and payable, $125,000 defaulted in June, 2009, and $59,000 will defaulted in July, 2009, if not paid.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.142	Convertible Debenture No. 201 for $62,500 dated March 13, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.143	Convertible Debenture No. 202 for $40,000 dated April 3, 2009, issued to Moore Investment Holdings, LLC	Filed herewith
10.144	Convertible Debenture No. 203 for $40,000 dated April 20, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.145	Convertible Debenture No. 204 for $45,000 dated April 27, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.146	Convertible Debenture No. 205 for $65,000 dated May 22, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.147	Convertible Debenture No. 206 for $10,000 dated May 28, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: July 13, 2009	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer