Form 10-K/A
period 2009-02-28
UNICO INC /AZ/
filed 2009-10-13
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).  None

EXPLANATORY NOTE:  The annual report is being amended for the following purposes:

1.     To correct the date of management’s conclusion about the effectiveness of internal control over financial reporting;

2.     To include a reference from the auditors in their audit report that the inception-to-date information has been audited;

3.

To include restated financial statements that reflect a correction of an error in the way the Company’s convertible debentures are accounted for by basing the accounting on SFAS 150 of the Financial Accounting Standards Board (FASB).  This resulted in changes in the restated financial statements, footnotes, and related management’s discussion and analysis of financial condition.  This accounting correction eliminates the derivative liability, discount on debt, and the derivative loss.  It adds a debenture payable for beneficial conversion, and an accrued interest payable for beneficial conversion, and it changes interest expense.  As a result of this accounting correction, the Company’s accumulated deficit as of February 28, 2009 decreased by $4,008,674, and the Company’s net loss for the fiscal year ended February 28, 2009 decreased by $3,021,016.

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

TEM 1B.

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

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of February 28, 2009 the Company had $417 in current assets and the Company’s total liabilities exceeded total assets by approximately $12,442,081.  The Company has accumulated $65,253,493 of net operating losses through February 28, 2009, which may be used to reduce taxes in future years through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs.  The flotation circuit of the mill was completed in the first quarter of 2009 and concentrate was produced but was not able to be sold because of the collapse of the concentrate market.    As a result we have developed a process to extract the gold, and silver out of the concentrates.  We expect to have the system set up for this extraction process in June of 2009 with sales of gold and silver to begin in July of 2009.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $4,776,238 in the year ended February 28, 2009, from a deficit of ($7,665,843) as of February 29, 2008 to a deficit of ($12,442,081) as of February 28, 2009.

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

During the fiscal year ended February 28, 2009, Unico incurred interest expense of $3,040,636, a decrease of $3,026,556 from the $6,067,192 of interest expense incurred during the fiscal year ended February 29, 2008. The Company attributes the decrease in interest expense in the later period, to a decrease in the amount of convertible debentures issued for the current period compared to the prior period.  Loss on settlement of debt was $0 in the fiscal year ended February 28, 2009, a decrease of $7,877,820 from the $7,877,820 loss on settlement of debt incurred in the fiscal year ended February 29, 2008.  Unico attributes the decrease in loss on settlement of debt in the later period to the fact that the defaulted debentures were converted at the contracted rate of 50% discount and that none were settled in the later period through the issuance of additional shares of the Company’s common stock at substantial discounts through court ordered settlements as they were in the previous fiscal period.  In January, 2008, Moore Investment Holdings, LLC purchased the Company’s outstanding debentures (most of which were in default) from other debenture holders.   Although the Company has approximately $8,066,952 of outstanding debentures as of February 28, 2009 (of which approximately $7,488,932 were then in default), Moore Investment Holdings, LLC did not  seek the issuance of any shares through court ordered settlements as prior debentures holders had done.

For the year ended February 28, 2009 the Company had a net loss of $5,316,462, or approximately ($0.36) per share, attributable to ongoing operations.  Of this loss $3,040,636 was attributable to interest expense from financing operations.  For the year ended February 29, 2008, the Company incurred a loss of $15,981,571.  The decrease in loss this year of $10,665,109 is primarily due to a $7,877,820 decrease in loss on settlement of debt, along with a decrease in interest of $3,026,556, partially offset by an increase in operating expenses of $220,419.

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

The Company has also recorded a liability for the 20% to 50% discount conversion rights of the debentures.  As of February 28, 2009 the total liability of the beneficial conversion for the debentures is $7,954,267 and the total liability for the interest portion of the debentures is $834,179.

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

This amended Annual Report contains financial statements that have been restated as described in the third paragraph of the Explanatory Note near the beginning of this report.  The financial statements were restated to correct an error.  The error did not occur as a result of ineffective controls over financial reporting.  The error occurred because of complex accounting issues.  Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based upon this evaluation our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were effective as of February 28, 2009.

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

Exhibit No.	Description	Location
3.1	Articles of Incorporation	(1)
3.2	Amendment to articles of incorporation, dated November 8, 1967	(1)
3.3	Amendment to articles of incorporation, dated December 6, 1972	(1)
3.4	Amendment to articles of incorporation, dated May 29, 1973	(1)
3.5	Amendment to articles of incorporation, dated December 1, 1979	(1)
3.6	Amendment to articles of incorporation, dated May 12, 1992	(1)
3.7	Amendment to articles of incorporation, dated November, 1999	(1)
3.10	Amendment to articles of incorporation, dated June 1, 2004	(2)
3.11	Amendment to articles of incorporation, dated February 2, 2006	(4)
3.8	By-laws	(1)
3.9	Board of directors resolution amending Unico’s by-laws, dated April 1, 1992	(1)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(2)
10.60	Convertible Debenture No. 29 for $25,000 dated 03/02/06 issued to Umbrella Holdings	(5)
10.61	Convertible Debenture No. 30 for $75,000 dated 03/08/06 issued to Umbrella Holdings	(5)
10.62	Convertible Debenture No. 31 for $75,000 dated 03/15/06 issued to Outboard Investments, LTD	(5)
10.63	Convertible Debenture No. 32 for $150,000 dated 03/22/06 issued to Outboard Investments, LTD	(5)
10.64	Convertible Debenture No. 33 for $250,000 dated 0/06/06 issued to Outboard Investments, LTD	(5)
10.65	Convertible Debenture No. 34 for $250,000 dated 04/18/06 issued to Outboard Investments, LTD	(5)
10.66	Convertible Debenture No. 35 for $300,000 dated 05/4/06 issued to Outboard Investments, LTD	(5)
10.67	Convertible Debenture No. 36 for $500,000 dated 05/17/06 issued to Outboard Investments, LTD	(5)
10.68	Mining Lease with Joel Johnson dated 08/0706	(6)
10.69	Convertible Debenture No. 37 for $250,000 dated 06/15/06 issued to Outboard Investments, LTD	(6)
10.70	Convertible Debenture No. 38 for $100,000 dated 08/15/06 issued to Outboard Investments, LTD	(6)
10.71	Convertible Debenture No. 39 for $100,000 dated 08/18/06 issued to Outboard Investments, LTD	(6)
10.72	Convertible Debenture No. 40 for $250,000 dated 08/31/06 issued to Outboard Investments, LTD	(6)
10.73	Third Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated 11/01/06	(7)
10.74	Fourth Modification of Mining Lease and Option to Purchase (Deer Trail Mine) dated 4/26/07	(8)
10.75	Convertible Debenture No. 41 for $200,000 dated 08/2/07 issued to Blue Marble Investments, LTD	(8)

10.76	Stock purchase agreement with Cherry Creek Holdings, LLC dated 12/29/06	(8)
10.77	Stock purchase agreement with Cherry Creek Holdings, LLC dated 1/12/07	(8)
10.78	Fifth Modification of the Deer Trail Lease dated June 29, 2007	(9)
10.79	Convertible Debenture No. 42 for $400,000 dated 3/15/07 to Blue Marble Investments	(9)
10.80	Convertible Debenture No. 43 for $300,000 dated 3/19/07 to Blue Marble Investments	(9)
10.81	Convertible Debenture No. 44 for $200,000 dated 3/23/07 to Blue Marble Investments	(9)
10.82	Convertible Debenture No. 45 for $140,000 dated 4/5/07 to Blue Marble Investments	(9)
10.83	Convertible Debenture No. 46 for $200,000 dated 4/25/07 to Blue Marble Investments	(9)
10.84	Convertible Debenture No. 47 for $200,000 dated 4/30/07 to Blue Marble Investments	(9)
10.85	Convertible Debenture No. 48 for $800,000 dated 5/15/07 to Blue Marble Investments	(9)
10.86	Convertible Debenture No. 49 for $300,000 dated 5/30/07 to Blue Marble Investments	(9)
10.87	Agreement (concerning the sale of Deer Trail Mine claims) dated effective May 31, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.88	Assignment of Contractual Water Right dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.89	Water Rights Lease and Water Pipeline Easement Agreement dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.90	Right of Way Easement dated June 21, 2007 granted to PacifiCorp	(10)
10.91	Convertible Debenture No. 50 for $300,100 dated June 1, 2007 issued to Blue Marble Investments	(10)
10.92	Convertible Debenture No. 51 for $375,000 dated June 8, 2007 issued to Blue Marble Investments	(10)
10.93	Convertible Debenture No. 52 for $100,000 dated June 11, 2007 issued to Compass Capital Group, Inc.	(10)
10.94	Convertible Debenture No. 53 for $50,000 dated June 20, 2007 issued to Compass Capital Group, Inc.	(10)
10.95	Convertible Debenture No. 54 for $250,000 dated July 2, 2007 issued to Blue Marble Investments	(10)
10.96	Convertible Debenture No. 55 for $200,000 dated July 30, 2007 issued to Blue Marble Investments	(10)
10.97	Convertible Debenture No. 56 for $100,000 dated August 21, 2007 issued to Compass Capital Group, Inc.	(10)
10.98	Convertible Debenture No. 57 for $50,000 dated August 29, 2007 issued to Compass Capital Group, Inc.	(10)
10.99	Convertible Debenture No 58 for $50,000 dated September 10, 2007 issued to Compass Capital Group, Inc.	(11)
10.100	Convertible Debenture No 59 for $100,000 dated September 14, 2007 issued to Compass Capital Group, Inc.	(11)
10.101	Convertible Debenture No 60 for $100,000 dated September 17, 2007 issued to Compass Capital Group, Inc.	(11)
10.102	Convertible Debenture No 61 for 200,000 dated October 10, 2007 issued to Blue Marble Investments.	(11)
10.103	Convertible Debenture No 62 for $150,000 dated October 30, 2007 issued to Blue Marble Investments.	(11)
10.104	Convertible Debenture No 63 for $50,000 dated November 20, 2007 issued to Compass Capital Group, Inc.	(11)
10.105	Convertible Debenture No 64 for $75,000 dated November 26, 2007 issued to Compass Capital Group, Inc.	(11)

10.106	Convertible Debenture No 65 for $199,854.09 dated December 11, 2007 issued to Blue Marble Investments	(12)
10.107	Convertible Debenture No 66 for $25,000 dated January 4, 2008 issued to Compass Capital Group, Inc.	(12)
10.108	Convertible Debenture No 67 for $15,000 dated January 15, 2008 issued to Compass Capital Group, Inc.	(12)
10.109	Convertible Debenture No 68 for $35,000 dated January 18, 2008 issued to Blue Marble Investments	(12)
10.110	Convertible Debenture No 69 for $250,000 dated January 23, 2008 issued to Moore Investment Holdings, LLC	(12)
10.111	Convertible Debenture No 70 for $250,000 dated January 30, 2008 issued to Moore Investment Holdings, LLC	(12)
10.112	Convertible Debenture No 71 for $40,000 dated March 10, 2008 issued to Moore Investment Holdings, LLC	(13)
10.113	Convertible Debenture No 72 for $10,000 dated March 11, 2008 issued to Moore Investment Holdings, LLC	(13)
10.114	Convertible Debenture No 73 for $250,000 dated March 13, 2008 issued to Moore Investment Holdings, LLC	(13)
10.115	Convertible Debenture No 74 for $200,000 dated March 27, 2008 issued to Moore Investment Holdings, LLC	(13)
10.116	Convertible Debenture No 75 for $50,000 dated April 23, 2008 issued to Moore Investment Holdings, LLC	(13)
10.117	Convertible Debenture No 76 for $25,000 dated May 9, 2008 issued to Moore Investment Holdings, LLC	(13)
10.118	Convertible Debenture No 77 for $85,000 dated May 29, 2008 issued to Moore Investment Holdings, LLC	(13)
10.119	Convertible Debenture No 78 for $25,000 dated June 11, 2008 issued to Moore Investment Holdings, LLC	(14)
10.120	Convertible Debenture No 79 for $45,000 dated June 19, 2008 issued to Moore Investment Holdings, LLC	(14)
10.121	Convertible Debenture No 80 for $25,000 dated June 30, 2008 issued to Moore Investment Holdings, LLC	(14)
10.122	Convertible Debenture No 81 for $10,000 dated July14, 2008 issued to Moore Investment Holdings, LLC	(14)
10.123	Convertible Debenture No 82 for $25,000 dated July 16, 2008 issued to Moore Investment Holdings, LLC	(14)
10.124	Convertible Debenture No 83for $100,000 dated July 18, 2008 issued to Moore Investment Holdings, LLC	(14)
10.125	Convertible Debenture No 84 for $100,000 dated July 23, 2008 issued to Moore Investment Holdings, LLC	(14)
10.126	Convertible Debenture No 85 for $200,000 dated August 7, 2008 issued to Moore Investment Holdings, LLC	(14)
10.127	Convertible Debenture No 86 for $100,000 dated August 25, 2008 issued to Moore Investment Holdings, LLC	(14)
10.128	Convertible Debenture No 87 for $25,000 dated September 10, 2008 issued to Moore Investment Holdings, LLC	(15)

10.129	Convertible Debenture No 88 for $25,000 dated September 16, 2008 issued to Moore Investment Holdings, LLC	(15)
10.130	Convertible Debenture No 89 for $100,000 dated September 25, 2008 issued to Moore Investment Holdings, LLC	(15)
10.131	Convertible Debenture No 90 for $100,000 dated October 14, 2008 issued to Moore Investment Holdings, LLC	(15)
10.132	Convertible Debenture No 91 for $50,000 dated October 27, 2008 issued to Moore Investment Holdings, LLC	(15)
10.133	Convertible Debenture No 92 for $75,000 dated November 6, 2008 issued to Moore Investment Holdings, LLC	(15)
10.134	Convertible Debenture No 93 for $50,000 dated November 25, 2008 issued to Moore Investment Holdings, LLC	(15)
10.135	Convertible Debenture No 94 for $50,000 dated December 5, 2008 issued to Moore Investment Holdings, LLC	(16)
10.136	Convertible Debenture No 95 for $25,000 dated December 10, 2008 issued to Moore Investment Holdings, LLC	(16)
10.137	Convertible Debenture No 96 for $50,000 dated December 24, 2008 issued to Moore Investment Holdings, LLC	(16)
10.138	Convertible Debenture No 97 for $35,000 dated January 7, 2009 issued to Moore Investment Holdings, LLC	(16)
10.139	Convertible Debenture No 98 for $24,000 dated January 21, 2009 issued to Moore Investment Holdings, LLC	(16)
10.140	Convertible Debenture No 99 for $7,500 dated February 19, 2009 issued to Moore Investment Holdings, LLC	(16)
10.141	Convertible Debenture No 100 for $1,500 dated February 26, 2009 issued to Moore Investment Holdings, LLC	(16)
14	Code of Ethics adopted May 19, 2006	(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Audit Committee Charter adopted July 7, 2004	(3)

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

(12) Incorporated by reference from Unico’s Annual Report on Form 10-K for the Fiscal Year Ended January 29, 2008 filed on June 3, 2008.

(13) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended May 31, 2008 filed on July 15, 2008.

(14) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended August 31, 2008 filed on October 17, 2008.

(15) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended November 30, 2008 filed on January 20, 2009.

(16) Incorporated by reference from Unico’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2009 filed on June 15, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO, INCORPORATED

Dated: October 12, 2009

/s/ Mark A. Lopez

Mark A. Lopez

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	DATE

/s/ Ray C. Brown
Ray C. Brown, Director	October 12, 2009

/s/ Edward E. Winders
Edward E. Winders, Director	October 12, 2009

_/s/ C. Wayne Hartle
C. Wayne Hartle, Director	October 12, 2009

UNICO, INCORPORATED

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

F-7

Notes to the Consolidated Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Unico Incorporated

(an exploration stage company)

San Diego, California

We have audited the consolidated balance sheets of Unico Incorporated (an exploration stage company) as of February 28, 2009 and February 29, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended February 28, 2009, and from inception of the exploration stage on June 1, 2004 through February 28, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico Incorporated (an exploration stage company) as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2009, and from inception of the exploration stage on June 1, 2004 through February 28, 2009 in conformity with United States generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Unico Incorporated’s (an exploration stage company) internal control over financial reporting as of February 28, 2009 and, accordingly, we do not express an opinion.

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

As discussed in Notes 2, 3 and 8, the consolidated financial statements for the years ended February 28, 2009 and 2008 have been restated to correct an error in accounting for the convertible debentures.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

June 15, 2009 except for notes 2, 3 and 8, which are dated September 29, 2009

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Balance Sheets

	February 28,	February 29,
	2009	2008
ASSETS	Restated	Restated
Current Assets
Cash	$417	$-
Accounts receivable	-	1,420
Prepaid expense	-	20,000
Total Current Assets	417	21,420
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	6,469,093	4,167,132
Construction in progress	-	2,174,952
Total Fixed Assets	6,469,093	6,342,084
Other Assets:
Cash- reclamation bonds	221,526	215,799
Deposit	20,947	8,947
Total Other Assets	242,473	224,746
Total Assets	$6,711,983	$6,588,250
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$3,142
Accounts payable	1,148,535	785,424
Wages payable	93,283	27,196
Accrued expenses	400	400
Reclamation obligations	158,119	144,862
Accrued interest payable	32,006	24,510
Accrued interest payable - related party (Note 2)	813,008	355,845
Accrued interest - at 50% conversion	834,179	370,273
Taxes payable	53,315	17,369
Debentures payable, (Note 3)	187,584	75,000
Debentures payable-related party net of discount (Note 2)	7,879,368	6,243,934
Debentures payable - 50% conversion	7,954,267	6,206,138
Total Current Liabilities	19,154,064	14,254,093
Total Liabilities	19,154,064	14,254,093
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 35,823,306 and 9,880,727 shares issued and outstanding, respectively	35,823	9,881
Stock Payable	999,000	999,000
Additional Paid in Capital	51,766,789	51,252,507
Accumulated Deficit prior to exploration stage	(15,340,078)	(15,340,078)
Accumulated Deficit exploration stage	(49,913,415)	(44,596,953)
Total Stockholders' Deficit	(12,442,081)	(7,665,843)
Total Liabilities and Stockholders' Deficit	$6,711,983	$6,588,250
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Operations
			Cumulative
			Period from
			inception
			(June 1,
	For the Year Ended		2004 ) to
	February 28,	February 29,	February 28,
	2009	2008	2009
	Restated	Restated	Restated

Total Revenues	$-	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense	252,282	594,267	1,653,319
Depreciation and accretion	300,394	173,849	940,420
Professional fees	380,296	471,351	2,086,169
Salaries/wages	816,862	383,055	2,106,710
General and administrative expense	531,826	438,719	3,679,144
Total Operating Expenses	2,281,660	2,061,241	10,465,762
Net Operating Loss	(2,281,660)	(2,061,241)	(10,439,560)
Other Income (Expense)
Interest expense	(3,040,636)	(6,067,192)	(16,464,957)
Interest income	5,834	12,413	29,295
Loss on sale of asset	-	-	(5,914)
Loss on settlement of debt	-	(7,877,820)	(23,008,257)
Other income	-	12,619	(23,672)
Total Other Expense	(3,034,802)	(13,919,980)	(39,473,505)
LOSS FROM CONTINUING OPERATIONS	(5,316,462)	(15,981,221)	(49,913,065)
Income Tax Expense	-	(350)	(350)
Net Loss	$(5,316,462)	$(15,981,571)	$(49,913,415)
Net Loss Per Share	$(0.36)	$(2.32)
Weighted Average Shares Outstanding	14,630,797	6,892,460

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Stockholders’ Equity (Deficit)

					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, June 1, 2004 (inception of exploration stage)	-	$-	181,926	$182	$9,906,554	$(15,340,078)
S8 Stock issued for services	-	-	5,000	5	249,995	-
Preferred stock issued for related party debt extinguishment	6,898,032	6,898	-	-	485,764	-
Preferred stock issued for debt extinguishment	2,401,968	2,402	-	-	169,148	-
Preferred stock issued for services	500,000	500	-	-	35,210	-
Stock issued for extinguishment of debt	-	-	16,930	17	811,782	-
Stock issued for conversion of debentures	-	-	793,000	793	8,564,925	-
Net loss for year ended February 28, 2005	-	-	-	-	-	(8,939,320)
Balance, February 28, 2005	9,800,000	9,800	996,856	997	20,223,378	(24,279,398)
Purchase of preferred stock from related party	(3,000,000)	(3,000)	-	-	(177,000)	-
Preferred stock issued for related party debt extinguishments	3,000,000	3,000	-	-	87,000	-
Stock issued for conversion of debentures	-	-	347,671	348	1,000,763	-
Net Loss for period ended February 28, 2006	-	-	-	-	-	(2,272,097)
Balance, February 28, 2006	9,800,000	9,800	1,344,527	1,345	21,134,141	(26,551,495)
S8 Stock issued for services	-	-	4,200	4	30,496	-
Stock issued for conversion of debentures	-	-	662,113	662	19,202,604	-
Capital contribution from shareholders	-	-	-	-	750,000	-
Net loss for year ended February 28, 2007 (Restated)	-	-	-	-	-	(17,403,965)
Balance, February 28, 2007	9,800,000	9,800	2,010,840	2,011	41,117,241	(43,955,460)
Stock issued for conversion of debentures	-	-	7,869,887	7,870	10,135,266	-
Net loss for period ended February 29, 2008 (Restated)	-	-	-	-	-	(15,981,571)
Balance, February 29, 2008	9,800,000	9,800	9,880,727	9,881	51,252,507	(59,937,031)
Stock issued for conversion of debentures	-	-	21,262,529	21,262	424,987	-
S8 Stock issued for services/accounts payable	-	-	4,680,050	4,680	89,295	-
Net loss for year ended February 28, 2009 (Restated)	-	-	-	-	-	(5,316,462)
Balance, February 28, 2009	9,800,000	$9,800	35,823,306	$35,823	$51,766,789	$(65,253,493)
Retained Earnings deficit prior to exploration stage						$(15,340,078)
Retained Earnings deficit exploration stage (Restated)						$(49,913,415)

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Cash Flows
			Cumulative
			Period from
			Inception
			(June 1,
	For the Year Ended		2004) to
	February 28,	February 29,	February 28,
	2009	2008	2009
	Restated	Restated	Restated
Cash Flows from Operating Activities:
Net Loss	$(5,316,462)	$(15,981,571)	$(49,913,415)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	300,393	173,849	940,419
Loss on settlement of debt	-	7,877,820	23,442,317
Interest related to convertible debentures	2,372,016	5,685,500	14,397,496
Loss on sale of assets	-	-	5,914
Common stock for services	-	-	280,500
Preferred stock for services	-	-	35,710
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(5,727)	(8,096)	7,928
Prepaid expense	8,000	(8,487)	(20,247)
Deposit	-	-	5,158
Accounts receivable	1,420	(1,420)	-
Increase (Decrease) in:
Accrued expenses	590,945	328,499	389,534
Accounts payable and other liabilities	559,119	583,382	1,947,031
Net Cash Used by Operating Activities	(1,490,296)	(1,350,524)	(8,481,655)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	(128,230)	(448,091)	-
Sale of fixed assets	-	-	26,200
Purchase of fixed assets	(285,915)	(3,744,675)	(6,731,616)
Net Cash Used by Investing Activities	(414,145)	(4,192,766)	(6,705,416)
Cash Flows from Financing Activities:
Decrease/increase in bank overdraft	(3,142)	3,142	(13,622)
Capital contributions from shareholders	-	68,000	818,000
Proceeds from notes and stock payables	-	-	1,100,800
Issuance of convertible debentures	1,908,000	5,464,954	13,340,454
Payments on notes and debentures	-	-	(58,144)
Net Cash Provided by Financing Activities	1,904,858	5,536,096	15,187,488
Net Increase (Decrease) in Cash	417	(7,194)	417
Cash at Beginning of Period	-	7,194	-
Cash at End of Period	$417	$-	$417
Cash Paid For:
Interest	$21,922	$21,922	$91,010
Income Taxes	$-	$350	$350
Non-Cash Financing Activities:
Common stock issued for services	$93,975	$-	$410,185
Preferred stock issued for debt extinguishments	-	-	261,550
Common Stock issued for debt extinguishments	$286,268	$1,165,236	$4,473,943

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

	2009	2008
Loss from operations	$(5,316,462)	$(15,981,571)
Total loss per share	$(0.36)	$(2.32)
Weighted Average Number of Shares Outstanding	14,630,797	6,892,460

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Net deferred tax assets consist of the following components as of February 28, 2009 and February 29, 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$9,090,000	$8,051,945
Related party accruals	317,100	138,800
Deferred tax liability:
Depreciation	(223,100)	(114,901)
Valuation allowance	(9,184,000)	(8,075,844)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended February 28, 2009 and February 29, 2008 due to the following:

	2009	2008
Book income	$(2,073,400)	$(6,232,800)
Depreciation	(159,390)	(12,520)
Accrued Expense	178,295	113,310
Stock for services/Option Expenses	85,905	-
Debentures	-	1,860,020
Other	335	-
SFAS 84	925,090	3,072,350
Accretion	5,170	-
Valuation allowance	1,037,995	1,199,640
	$-	$-

At February 28, 2009, the Company had net operating loss carryforwards of approximately $23,300,000 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the February 28, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

m.            Accounting for Convertible Debentures

The outstanding convertible debentures issued by the Company have a fixed monetary amount known at time of issue and because of this are accounted for based on Statement No. 150 of the Financial Accounting Standards Board (FASB).  These convertible debentures have a fixed face amount that is payable by cash plus interest on the principle owed, or can be converted into common shares of the Company determined by the discounted  rate specified on the debenture itself.

In accordance with SFAS 150 the Company records a beneficial conversion cost based on the conversion option of the debenture that equals the value of the specified discount to market available at the time of conversion.   The beneficial conversion cost is recorded as interest expense at the time the convertible security is first issued.   If the debenture is subsequently converted into stock, the liability is reduced and the common stock and additional paid in capital is

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

increased.  A beneficial conversion cost is also recorded for the interest portion of the debenture that equals the value of the specified discount to market available at the time of conversion.  This beneficial cost is recorded as interest expense at the time the convertible security is first issued.   If the debenture is subsequently converted into stock, the accrued interest liability is reduced and the common stock and additional paid in capital is increased.  If the Company pays off the debt instead of converting it to common stock, the debenture liability and accrued interest liability is reduced and a gain on extinguishment of debt is recognized.

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

The summary of outstanding related party debt of $7,879,368 of which $7,361,368 is in default as of February 28 2009 is as follows:

Moore Investment Holdings

$7,315,946

Ray Brown

     448,956

Joseph Lopez

   114,466

Total

$7,879,368

As of February 28, 2009 the Company has a recorded liability for beneficial conversion of $7,954,267 based on the discount to market available at the time of conversion of which $7,766,683 is attributable to related party debentures.

As of February 28, 2009 the Company has accrued $813,008 for interest due to related parties in regard to these outstanding debentures.  The Company also has a recorded liability for beneficial conversion for the interest portion of the debentures of $834,179 based on the discount to market available at the time of conversion of which $802,173 is attributable to related party debentures.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 3 – CONVERTIBLE DEBENTURES

During the fiscal year ended February 28, 2009, the Company issued $1,908,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.     In the fiscal year ending February 29, 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings, a related party.  All new debentures issued this fiscal year in the amount of $1,908,000 were issued to Moore Investment Holdings.   As of February 28, 2009 there is non-affiliated convertible debentures, in the amount of $187,584 and related party debentures of $7,879,368, remaining on the Company’s books.  As of the fiscal year ending February 28, 2009, the Company has a liability balance for recorded beneficial conversion in the amount of $7,954,267 based on the discount to market available at the time of conversion.  The Company also recorded a liability balance for beneficial conversion for the interest portion of the debentures of $834,179 based on the discount to market available at the time of conversion.

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

NOTE 8 – PRIOR PERIOD RESTATEMENT

The Consolidated financial statements for the fiscal year ended February 28, 2009, and February 29, 2008 have been restated to correct the way in which the Company accounts for convertible debentures.  As a result of these changes, the Company recorded adjustments to the Company’s debenture payable, accrued interest payable, derivative liability, discount on debt, accumulated deficit, derivative loss and interest expense.  For the fiscal year ended February 28, 2009, and February 29, 2008 the adjustments eliminated the discount on debt of $232,268 and $747,113 respectively, which were both netted into the debentures payable –related party. These adjustments have been reflected in the accompanying balance sheet, statement of operations, equity statement, and cash flows statement for the fiscal year ended February 28, 2009.

There was no tax-effect for the prior period adjustments in fiscal year ending February 28, 2009 and February 29, 2008 since the Company already had net operating losses during this period.  These changes are reflected in the following schedules:

	Originally Reported	As Restated	Difference
February 28, 2009
Derivative liability	$13,029,388	$0	($13,029,388)
Debentures payable-related party	$7,647,100	$7,879,368	$232,268
Accrued interest-at 50% conversion	$0	$834,179	$834,179
Debentures payable- at 50% conversion	$0	$7,954,267	$7,954,267
Accumulated deficit exploration stage	($53,922,089)	($49,913,415)	$4,008,674

Interest expense	$3,091,464	$3,040,636	($50,828)
Derivative loss	$2,970,188	$0	($2,970,188)
Net loss	($8,337,478)	($5,316,462)	$3,021,016

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2009 and February 29, 2008

NOTE 8 – PRIOR PERIOD RESTATEMENT - continued

	Originally Reported	As Restated	Difference
February 29, 2008
Derivative liability	$8,311,182	$0	($8,311,182)
Debentures payable-related party	$5,496,821	$6,243,934	$747,113
Accrued interest-at 50% conversion	$0	$370,273	$370,273
Debentures payable- at 50% conversion	$0	$6,206,138	$6,206,138
Accumulated deficit exploration stage	($45,584,611)	($44,596,953)	$987,658

Interest expense	$5,266,533	$6,067,192	$800,659
Derivative loss	$859,016	$0	($859,016)
Net loss	($16,039,928)	($15,981,571)	$58,357