Form 10-Q/A
period 2009-05-31
UNICO INC /AZ/
filed 2009-10-13
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Amended for the quarterly period ended May 31, 2009

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

Transitional Small Business Disclosure Format Yes ☐ No ☒

EXPLANATORY NOTE:  The quarterly report is being amended to include restated financial statements that reflect a correction of an error, in the way the Company’s convertible debentures are accounted for by basing the accounting on SFAS 150 of the Financial Accounting Standards Board (FASB).  This resulted in changes in the restated financial statements, footnotes, and related management’s discussion and analysis of financial condition.  This accounting correction eliminates the derivative liability, discount on debt, and the derivative loss.  It adds a debenture payable for beneficial conversion, and an accrued interest payable for beneficial conversion, and it changes interest expense.  As a result of this accounting correction, the Company’s accumulated deficit as of May 31, 2009 decreased by $4,834,007, and the Company’s net loss for the three months ended May 31, 2009 decreased by $825,333.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

RESTATED FINANCIAL STATEMENTS

May 31, 2009

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Balance Sheets
	May 31,	February 28,
	2009	2008
ASSETS	Restated	Restated
Current Assets
Cash	$5,569	$417
Accounts receivable	-	-
Prepaid expense	-	-
Total Current Assets	5,569	417
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	6,348,832	6,469,093
Construction in progress	-	-
Total Fixed Assets	6,348,832	6,469,093
Other Assets:
Cash- reclamation bonds	221,526	221,526
Deposit	20,947	20,947
Total Other Assets	242,473	242,473
Total Assets	$6,596,874	$6,711,983
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,108,453	$1,148,535
Wages payable	109,332	93,283
Accrued expenses	400	400
Reclamation obligations	161,434	158,119
Accrued interest payable	33,008	32,006
Accrued interest payable - related party (Note 2)	954,992	813,008
Accrued interest - at 50% conversion (Note 2)	976,530	834,179
Taxes payable	98,999	53,315
Debentures payable, (Note 3)	578,417	187,584
Debentures payable-related party net of discount (Note 2)	7,460,536	7,879,368
Debentures payable - 50% conversion (Note 2)	7,926,268	7,954,267
Total Current Liabilities	19,408,369	19,154,064
Total Liabilities	19,408,369	19,154,064
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 139,943,191 and 35,823,306 shares issued and outstanding, respectively	139,943	35,823
Stock Payable	999,000	999,000
Additional Paid in Capital	52,297,387	51,766,789
Accumulated Deficit prior to exploration stage	(15,340,078)	(15,340,078)
Accumulated Deficit during the exploration stage	(50,917,547)	(49,913,415)
Total Stockholders' Deficit	(12,811,495)	(12,442,081)
Total Liabilities and Stockholders' Deficit	$6,596,874	$6,711,983
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Operations
(Unaudited)
			Cumulative Period
			from inception
			(June 1, 2004) to
	For the Quarter Ended May 31,		May 31,
	2009 Restated	2008 Restated	2009 Restated
Total Revenues	$-	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense	17,582	120,723	1,670,901
Depreciation and accretion	123,577	58,944	1,063,997
Professional fees	51,791	93,517	2,137,960
Salaries/wages	151,290	208,097	2,258,000
General and administrative expense	102,387	136,071	3,781,531
Total Operating Expenses	446,627	617,352	10,912,389
Net Operating Loss	(446,627)	(617,352)	(10,886,187)
Other Income (Expense)
Interest expense	(570,658)	(933,676)	(17,035,615)
Interest income	-	56	29,295
Loss on sale of asset	-	-	(5,914)
Gain/(Loss) on settlement of debt	13,153	-	(22,995,104)
Other income	-	-	(23,672)
Total Other Expense	(557,505)	(933,620)	(40,031,010)
LOSS FROM CONTINUING OPERATIONS	(1,004,132)	(1,550,972)	(50,917,197)
Income Tax Expense	-	-	(350)
Net Loss	$(1,004,132)	$(1,550,972)	$(50,917,547)
Net Loss Per Share	$(0.01)	$(0.16)
Weighted Average Shares Outstanding	66,974,951	9,880,727

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			Period from
			Inception
	For the Quarter Ending		(June 1, 2004)
	May 31,		to May 31,
	2009	2008	2009
	Restated	Restated	Restated
Cash Flows from Operating Activities:
Net Loss	$(1,004,132)	$(1,550,972)	$(50,917,547)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	123,577	58,944	1,063,996
Loss on settlement of debt	-	-	23,442,317
Interest related to convertible debentures	404,851	793,792	14,802,347
Loss on sale of assets	-	-	5,914
S-8 stock issued for services	18,569	-	18,569
Common stock for services	-	-	280,500
Preferred stock for services	-	-	35,710
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	-	-	7,928
Prepaid expense	-	10,000	(20,247)
Deposit	-	-	5,158
Accounts receivable	-	-	-
Increase (Decrease) in:
Accrued expenses	162,765	136,066	552,299
Accounts payable and other liabilities	31,022	17,475	1,978,053
Net Cash Used by Operating Activities	(263,348)	(534,695)	(8,745,003)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	-	(86,435)	-
Sale of fixed assets	-	-	26,200
Purchase of fixed assets	-	(424)	(6,731,616)
Net Cash Used by Investing Activities	-	(86,859)	(6,705,416)
Cash Flows from Financing Activities:
Decrease/increase in bank overdraft	-	(3,142)	(13,622)
Capital contributions from shareholders	-	-	818,000
Proceeds from notes and stock payables	6,000	-	1,106,800
Issuance of convertible debentures	262,500	660,000	13,602,954
Payments on notes and debentures	-	-	(58,144)
Net Cash Provided by Financing Activities	268,500	656,858	15,455,988
Net Increase (Decrease) in Cash	5,152	35,304	5,569
Cash at Beginning of Period	417	-	-
Cash at End of Period	$5,569	$35,304	$5,569
Cash Paid For:
Interest	$2,000	$-	$91,010
Income Taxes	$-	$-	$350
Non-Cash Financing Activities:
Common stock issued for services	$18,569	$-	$410,185
Preferred stock issued for debt extinguishments	-	-	261,550
Common Stock issued for debt extinguishments	$310,279	$-	$4,473,943

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

c.

Accounting for Convertible Debentures

The outstanding convertible debentures issued by the Company have a fixed monetary amount which is known at time of issue and because of this are accounted for based on Statement No. 150 of the Financial Accounting Standards Board (FASB).  These convertible debentures have a fixed face amount that is payable by cash plus interest on the principle owed, or can be converted into common shares of the Company determined by the discounted rate specified on the debenture itself.

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

As of May 31, 2009 the Company has recorded a liability for beneficial conversion of $7,926,628 based on the discount to market available at the time of conversion of which $7,437,851 is attributable to related party debentures..

As of May 31, 2009 the Company has accrued $954,992 for interest due to related parties in regard to these outstanding debentures.   The Company has also recorded a liability for beneficial conversion for this same interest on the debentures of $976,530 based on the discount to market available at the time of conversion of which $943,522 is attributable to related party debentures.

NOTE 3 – CONVERTIBLE DEBENTURES

During the fiscal year ended February 28, 2009, the Company issued $1,908,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  As of February 28, 2009 there are non-affiliated convertible debentures, in the amount of $187,584 and related party debentures of $7,879,368, remaining on the Company’s books.  As of the fiscal year ending February 28, 2009, the Company has also recorded a liability for the 20% to 50% discount  conversion rights of the debentures.  As of February 28, 2009, the total liability of the beneficial conversion for the debentures is $7,954,267 and the total liability balance for a the interest portion of the debentures is $834,179.

During the quarter ending May 31, 2009 the Company issued $262,500 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion. As of May 31, 2009 there are non-affiliated convertible debentures, in the amount of $578,417 and related party debentures of $7,460,536 remaining on the Company’s books.  The Company has also recorded a liability for the 20% to 50% discount conversion rights of the debentures.  As of the quarter ended May 31, 2009, the total liability of the beneficial conversion for the debenture is $7,926,268 and the total liability for the interest portion of the debentures is $976,530.

NOTE 4 –STOCKHOLDER’S EQUITY

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2009

NOTE 8 – PRIOR PERIOD RESTATEMENT

The Consolidated financial statements for the quarter ended May 31, 2009, and the quarter ended May 31, 2008, have been restated to correct the way in which the Company accounts for the convertible debentures.  As a result of these changes, the Company recorded adjustments to the Company’s debenture payable, accrued interest payable, derivative liability, discount on debt, accumulated deficit, derivative loss and interest expense.  For the quarter ended May 31, 2009, the adjustments eliminated the discount on debt of $229,533, which was netted into the debentures payable –related party. These adjustments have been reflected in the accompanying balance sheet, statement of operations, equity statement, and cash flows statement for the quarter ended May 31, 2009.

There was no tax-effect for the prior period adjustments for May 31, 2009, and May 31, 2008, since the Company already had net operating losses during these periods.  These changes are reflected in the following schedules:

	Originally Reported	As Restated	Difference
May 31, 2009
Derivative liability	$13,966,338	$0	($13,966,338)
Debentures payable-related party	$7,231,003	$7,460,536	$229,533
Accrued interest-at 50% conversion	$0	$976,530	$976,530
Debentures payable- at 50% conversion	$0	$7,926,268	$7,926,268
Accumulated deficit exploration stage	($55,751,554)	($50,917,547)	$4,834,007

Interest expense	$431,042	$570,658	$139,616
Derivative loss	$964,949	$0	($964,949)
Net loss	($1,829,465)	($1,004,132)	$825,333

	Originally Reported	As Restated	Difference
May 31, 2008
Interest expense	$912,691	$933,676	$20,985
Derivative loss	($18,470)	$0	$18,470
Net loss	($1,511,517)	($1,550,972)	($39,455)

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

Behre Dolbear’s work yielded three targets within the PTH Tunnel of the Lower Deer Trail Mine that may merit further exploration. Behre Dolbear believes that there is the possibility that with additional successful follow-up drilling, a resource base may eventually be established within the PTH Tunnel. The components of this potential resource base are composed of stratabound, multiple thin (less than 10 feet), moderate- to high-grade zones as well as lower-grade (10 to 30 foot) zones and horizons of base and precious metals mineralization. Two of these are hosted by the Callville Limestone and one occurs in the Toroweap Sandstone.

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

During the three months ended May 31, 2009, interest expense was $570,658, a decrease of $363,018 from the $933,676 of interest expense recorded in the three months ended May 31, 2008.     During the three months ended May 31, 2009, the Company also had a gain on settlement of debt of $13,153 as compared to $0.00 for the same three month period ended May 31, 2008.  This gain on settlement of debt was from the settlement of an outstanding judgment that was settled during the quarter ended May 31, 2009.

During the three months ended May 31, 2009, Unico experienced a net loss in the amount of $1,004,132 or approximately ($0.01) per share, compared to a net loss of $1,550,972 or approximately ($0.16) per share for the same period in 2008.  Unico attributes the $546,840 decrease in net loss for the three month period ended May 31, 2009 compared to the three month period ending May 31, 2008, largely to the decrease in interest expense associated with debenture financing.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of May 31, 2009 the Company had a deficit in working capital of $19,402,800.  The Company has accumulated $66,257,625 of net operating losses through May 31, 2009, which may be used to reduce taxes in future years through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its subsidiaries.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $369,414 in the three month period ended May 31, 2009, from a deficit of ($12,442,081) as of February 28, 2009 to a deficit of ($12,811,495) as of May 31, 2009.

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

Changes in Internal Control Over Financial Reporting

This amended Quarterly Report contains financial statements that have been restated as described in the Explanatory Note near the beginning of this report.  The financial statements were restated to correct an error.  The error did not occur as a result of ineffective controls over financial reporting.  The error occurred because of complex accounting issues.  During the last fiscal quarter ended May 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has also recorded a liability for the 20% to 50% discount conversion rights of the debentures.  As of May 31, 2009 the total liability of the beneficial conversion for the debentures is $7,926,268 and the total liability for the interest portion of the debentures is $976,530.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.142	Convertible Debenture No. 201 for $62,500 dated March 13, 2009 issued to Moore Investment Holdings, LLC	(1)
10.143	Convertible Debenture No. 202 for $40,000 dated April 3, 2009, issued to Moore Investment Holdings, LLC	(1)
10.144	Convertible Debenture No. 203 for $40,000 dated April 20, 2009 issued to Moore Investment Holdings, LLC	(1)
10.145	Convertible Debenture No. 204 for $45,000 dated April 27, 2009 issued to Moore Investment Holdings, LLC	(1)
10.146	Convertible Debenture No. 205 for $65,000 dated May 22, 2009 issued to Moore Investment Holdings, LLC	(1)
10.147	Convertible Debenture No. 206 for $10,000 dated May 28, 2009 issued to Moore Investment Holdings, LLC	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended May 31, 2009 filed on July 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: October 12, 2009	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer