Form 10-Q
period 2009-08-31
UNICO INC /AZ/
filed 2009-10-14
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 10, 2009, the issuer had outstanding 420,489,553 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

August 31, 2009

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Balance Sheets

	August 31,	February 28,
	2009	2009
ASSETS	(Unaudited)
Current Assets
Cash	$225,452	$417
Accounts receivable	-	-
Prepaid expense	-	-
Total Current Assets	225,452	417
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	6,248,274	6,469,093
Construction in progress	-	-
Total Fixed Assets	6,248,274	6,469,093
Other Assets:
Cash- reclamation bonds	221,526	221,526
Deposit	20,947	20,947
Total Other Assets	242,473	242,473
Total Assets	$6,716,199	$6,711,983
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$1,006,210	$1,148,535
Wages payable	44,122	93,283
Accrued expenses	400	400
Reclamation obligations	164,748	158,119
Accrued interest payable	33,534	32,006
Accrued interest payable - related party (Note 2)	1,092,384	813,008
Accrued interest - at 50% conversion (Note 2)	1,119,419	834,179
Taxes payable	144,179	53,315
Debentures payable, (Note 3)	1,091,584	187,584
Debentures payable-related party (Note 2)	6,904,985	7,879,368
Debentures payable - 50% conversion (Note 2)	7,892,885	7,954,267
Total Current Liabilities	19,494,450	19,154,064
Total Liabilities	19,494,450	19,154,064
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 280,967,605 and 35,823,306 shares issued and outstanding, respectively	280,966	35,823
Stock Payable	999,000	999,000
Additional Paid in Capital	53,906,737	51,766,789
Accumulated Deficit prior to exploration stage	(15,340,078)	(15,340,078)
Accumulated Deficit during the exploration stage	(52,634,676)	(49,913,415)
Total Stockholders' Deficit	(12,778,251)	(12,442,081)
Total Liabilities and Stockholders' Deficit	$6,716,199	$6,711,983

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Operations
(Unaudited)
					Cumulative
					Period from
					Inception
					(June 1,
	For the Six Months Ended		For the Three Months Ended		2004) to
	August 31,		August 31,		August 31,
	2009	2008	2009	2008	2009
		Restated		Restated
Total Revenues	$-	$-	$-	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense	59,309	170,336	41,727	49,612	1,712,628
Depreciation and accretion	248,141	118,085	124,564	59,141	1,188,561
Professional fees	214,866	203,770	163,075	110,253	2,301,035
Salaries/wages	301,592	397,878	150,302	189,781	2,408,302
General and administrative expense	207,744	229,643	105,357	93,573	3,886,888
Total Operating Expenses	1,031,652	1,119,712	585,025	502,360	11,497,414
Net Operating Loss	(1,031,652)	(1,119,712)	(585,025)	(502,360)	(11,471,212)
Other Income (Expense)
Interest expense	(1,708,652)	(1,834,211)	(1,137,994)	(900,535)	(18,173,609)
Interest income	644	2,969	644	2,913	29,939
Loss on sale of asset	-	-	-	-	(5,914)
Gain/ (Loss) on settlement of debt	18,399	-	5,246	-	(22,989,858)
Other income	-	-	-	-	(23,672)
Total Other Expense	(1,689,609)	(1,831,242)	(1,132,104)	(897,622)	(41,163,114)
LOSS FROM CONTINUING OPERATIONS	(2,721,261)	(2,950,954)	(1,717,129)	(1,399,982)	(52,634,326)
Income Tax Expense	-	-	-	-	(350)
Net Loss	$(2,721,261)	$(2,950,954)	$(1,717,129)	$(1,399,982)	$(52,634,676)
Net Loss Per Share	$(0.02)	$(0.30)	$(0.01)	$(0.14)
Weighted Average Shares Outstanding	138,320,881	9,982,795	209,666,812	10,084,863

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			Period from
			Inception
			(June 1,
	For the Six Months Ended		2004) to
	August 31,		August 31,
	2009	2008	2009
		Restated
Cash Flows from Operating Activities:
Net Loss	$(2,721,261)	$(2,950,954)	$(52,634,676)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and accretion expense	248,141	118,084	1,188,560
Loss on settlement of debt	-	-	23,442,317
Interest related to convertible debentures	1,385,044	1,546,983	15,782,540
Loss on sale of assets	-	-	5,914
S-8 stock issued for services	18,569	-	18,569
Common stock for services	-	-	280,500
Preferred stock for services	-	-	35,710
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	-	(2,899)	7,928
Prepaid expense	-	8,000	(20,247)
Deposit	-	-	5,158
Accounts receivable	-	1,420	-
Increase (Decrease) in:
Accrued expenses	312,986	276,023	702,520
Accounts payable and other liabilities	(91,250)	(74,485)	1,855,781
Net Cash Used by Operating Activities	(847,771)	(1,077,828)	(9,329,426)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	-	(146,789)	-
Sale of fixed assets	-	-	26,200
Purchase of fixed assets	(20,694)	(5,649)	(6,752,310)
Net Cash Used by Investing Activities	(20,694)	(152,438)	(6,726,110)
Cash Flows from Financing Activities:
Decrease/increase in bank overdraft	-	(3,142)	(13,622)
Capital contributions from shareholders	-	-	818,000
Proceeds from notes and stock payables	6,000	-	1,106,800
Issuance of convertible debentures	1,087,500	1,290,000	14,427,954
Payments on notes and debentures	-	-	(58,144)
Net Cash Provided by Financing Activities	1,093,500	1,286,858	16,280,988
Net Increase (Decrease) in Cash	225,035	56,592	225,452
Cash at Beginning of Period	417	-	-
Cash at End of Period	$225,452	$56,592	$225,452
Cash Paid For:
Interest	$2,000	$-	$91,010
Income Taxes	$-	$-	$350
Non-Cash Financing Activities:
Common stock issued for services	$18,569	$-	$410,185
Preferred stock issued for debt extinguishments	$-	$-	$261,550
Common Stock issued for debt extinguishments	$1,189,964	$30,000	$5,348,449

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2009

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

Fixed Asset Schedule	August 31, 2009	February 28, 2009
Fixed Assets:
Furniture & Equipment	$2,403,260	$2,397,566
Land	200,000	200,000
Buildings	1,564,178	1,564,178
Electrical Substation	433,986	433,986
Patented mining claims	640,000	640,000
Mining Claim	2,360,000	2,360,000
Autos	83,614	68,614
Total	7,685,038	7,664,344
Less Depreciation	(1,436,764)	(1,195,251)
Net Equipment	$6,248,274	$6,469,093

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

August 31, 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES – cont.

c.

Accounting for Convertible Debentures

The outstanding convertible debentures issued by the Company are accounted for based on Statement No. 150 of the Financial Accounting Standards Board (FASB).  These convertible debentures have a fixed face amount that is payable by cash plus interest on the principle owed, or can be converted into common shares of the Company determined by the discounted rate specified on the debenture itself.

In accordance with SFAS 150 the Company records a beneficial conversion cost based on the conversion option of the debenture that equals the value of any discount to market available at the time of conversion.   The beneficial conversion cost is recorded as interest expense at the time the convertible security is first issued.   If the debenture is subsequently converted into stock, the liability is reduced and the common stock and additional paid in capital is increased.  A beneficial conversion cost is also recorded for the interest portion of the debenture that equals the value of any discount to market available at the time of conversion.  This beneficial cost is recorded as interest expense at the time the convertible security is first issued.   If the debenture is subsequently converted into stock, the accrued interest liability is reduced and the common stock and additional paid in capital is increased.  If the Company pays off the debt instead of converting it to common stock, the debenture liability and accrued interest liability is reduced and a gain on extinguishment of debt is recognized.

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

f.

Recent Accounting Pronouncements

In March of 2008, the FASB issued statement 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement no. 133” (FAS 161).  FAS 161 requires companies to enhance disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The provisions of FAS 161 become effective as of November 15, 2008.  We are currently evaluating the impact that FAS 161 will have on our financial statements

The FASB has issued SFAS No. 168 to replace FASB Statement No. 162.  It provides that for annual and interim periods ending after September 15, 2009, the FASB Accounting Standards Codification will become the single source of authoritative generally accepted accounting principles (GAAP) in the United States.  Once a company issues financial statements for a period ending after September 15, 2009, the SEC Staff believes any reference to specific elements of GAAP should use Codification references.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2009

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  Ray Brown assigned $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. During the quarter ending August 31, 2009 the Company paid Ray Brown $7,584 in cash for interest owed and issued 3,227,124 shares of common stock for the conversion of  $45,000 of principal due Ray Brown.  The Company has recorded an accrued interest payable of $6,411 for Ray Brown’s debenture and $56,417 for Joseph Lopez’s debenture as of August 31, 2009.  As of the quarter ended August 31, 2009, the Company owes Mr. Brown $403,956 in principal and $6,411 in interest, and it owes Joseph Lopez $114,466 in principal and $56,417 in interest.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble Investments and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were purchased by and assigned to Moore Investment Holdings, LLC (“Moore Investment Holdings”).  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company subsequently issued convertible debentures in the amount of $2,408,000 to Moore Investment Holdings through the fiscal year ended February 28, 2009.  During the quarter ended May 31, 2009, the Company issued an additional $262,500 of convertible debentures to Moore Investment Holdings. And during the quarter ended August 31, 2009 the Company issued an additional $825,000 of convertible debentures to Moore Investment Holdings.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

During the year ended February 28, 2009 the Company converted $62,649 of interest and $18,052 of principal due Moore Investment Holdings through the issuance of 7,800,000 post-reverse shares of common stock.  During the quarter ended May 31, 2009, the Company converted $7,543 of interest and $116,332 of principal due Moore Investment Holdings through the issuance of 24,750,000 post-reverse shares of common stock. And during the quarter ended August 31, 2009, the Company converted $4,048 of interest and $160,453 of principle due Moore Investment Holdings through the issuance of 32,000,000 post reverse shares of common stock.

During the fiscal year ended February 28, 2009, Moore Investment Holdings assigned $279,500 of its outstanding debentures to others for cash.  Of this amount $167,302 was converted to 10,699,874 post-reverse shares of common stock of the Company during the fiscal year ended February 28, 2009.   During the quarter ended May 31, 2009, Moore Investment Holdings assigned an additional $525,000 of its debentures to others for cash.  During the quarter ending May 31, 2009 $174,167 of principal and $3,208 of interest of the assigned debentures were converted into 66,650,439 post-reverse shares of common stock.  During the quarter ended August 31, 2009, Moore Investment Holdings assigned an additional $1,275,000 of its debentures to others for cash.  During the quarter ended August 31, 2009 $661,933 of principal and $8,254 of interest of the assigned debentures were converted into 105,797,290 post-reverse shares of common stock.

The summary of outstanding related party debt of $6,904,985 of which $5,767,485 is in default as of August 31, 2009 is as follows:

Moore Investment Holdings	$6,386,563
Ray Brown	$403,956
Joseph Lopez	$114,466
Total	$6,904,985

As of August 31, 2009 the Company has recorded a liability for beneficial conversion of $7,892,885 based on the discount to market available at the time of conversion of which $6,801,301 is attributable to related party debentures..

As of August 31, 2009 the Company has accrued $1,092,384 for interest due to related parties in regard to these outstanding debentures.   The Company has also recorded a liability for beneficial conversion for this same interest on the debentures of $1,119,419 based on the discount to market available at the time of conversion of which $1,085,885 is attributable to related party debentures.

NOTE 3 – CONVERTIBLE DEBENTURES

During the fiscal year ended February 28, 2009, the Company issued $1,908,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.  As of February 28, 2009 there are non-affiliated convertible debentures, in the amount of $187,584 and related party debentures of $7,879,368, remaining on the

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2009

NOTE 3 – CONVERTIBLE DEBENTURES – cont.

Company’s books.  As of the fiscal year ending February 28, 2009, the Company has also recorded a liability for the 20% to 50% discount on conversion rights of the debentures.  As of February 28, 2009, the total liability of the beneficial conversion for the debentures is $7,954,267 and the total liability balance for the interest portion of the debentures is $834,179.

During the quarter ended May 31, 2009, the Company issued $262,500 of convertible debentures that were used primarily to support subsidiary operations.  And during the quarter ended August 31, 2009, the Company issued $825,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion. As of August 31, 2009 there are non-affiliated convertible debentures, in the amount of $1,091,584 and related party debentures of $6,904,985 remaining on the Company’s books.  The Company has also recorded a liability for the 20% to 50% discount on conversion rights of the debentures.  As of the quarter ended August 31, 2009, the total liability of the beneficial conversion for the debenture is $7,892,885 and the total liability for the interest portion of the debentures is $1,119,419.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of August 31, 2009, the Company had 280,967,605 post reverse shares of common stock issued and outstanding with 4,719,032,395 post reverse shares authorized but unissued.  On June 30, 2008 the Company effected a reverse split of its issued and outstanding common stock on the basis of one share of common stock to be issued for each 500 shares issued and outstanding.  As a result of this reverse split all share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.

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

During the quarter ended May 31, 2009, the Company also issued 3,800,000 shares of free trading common stock for the payment of services under an S-8 registration in the amount of $18,569.

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

During the quarter ended August 31, 2009 the Company issued 137,797,290 post-reverse shares of free trading common stock on the conversion of  $822,385 principal and $12,302 interest on the terms of the outstanding debentures; 8% interest per annum and conversion at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

During the quarter ended August 31, 2009 the Company issued 3,227,124 post-reverse shares of free trading common stock on the conversion of $45,000 of principle payable to Ray Brown on the terms of the outstanding debentures; 10% interest per annum and conversion at a discount of 20% of the closing bid for the Company’s common stock on the date of conversion.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2009

NOTE 4 –STOCKHOLDER’S EQUITY – cont

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of August 31, 2009, there were no stock options outstanding.

Preferred Stock

As of August 31, 2009, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 152,238 post-reverse shares of restricted common stock to a third party for total consideration of $999,000.  As of May 31, 2009, these shares had not been issued, resulting in a stock payable of $999,000.

Convertible Debentures

At the end of the quarter ending August 31, 2009 the Company has $7,478,147 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $518,422 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

NOTE 5 – LEGAL MATTERS

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs allege that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The plaintiffs seek no less than $20 million in damages from the named defendants, as well as injunctive relief, interest, attorney's fees, and court costs.  The defendants deny any liability, and are defending the lawsuit.    Since the claims are made against officers, a director and other third parties, Unico does not believe that its assets are at risk in this proceeding except to pay legal defense costs until the insurance deductible has been met, and unless the plaintiffs are successful in obtaining an award in excess of the insurance policy limits.  The parties have tentatively reached a settlement, subject to court approval, pursuant to which Unico’s insurance company will pay $850,000 (the “Settlement Award”) to Unico on behalf of two Unico officers and one Unico director, and Unico will agree to certain restrictions and limitations affecting Unico’s governance procedures, its ability to enter into financing transactions with certain persons, and restricting Unico from issuing its stock pursuant to Section 3(a)(10) of the Securities Act of 1933 in connection with settling debt arising from Unico financing activities.  Plaintiffs’ attorney’s fees and expenses will be paid, and an incentive award will be paid, from the Settlement Award, in such amounts approved by the court.  Notice of the proposed settlement will be sent to Unico shareholders.  If the settlement is approved by the court, Unico will issue a press release more fully describing the terms of the settlement which will also be published on Unico’s website at www.unicomining.com.

 On September 30, 2008, a lawsuit was filed by Cache Valley Electric Company against Unico, Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 080921346) in which the plaintiff alleges that it provided goods and services to Unico in the amount of $191,615, for which it has not received payment.  The plaintiff alleges that Unico breached the contract by failing to pay for the goods and services, and is seeking a money judgment against Unico in the amount of $191,615 together with interest thereon at the statutory rate and court costs.  On March 2, 2009, a Default Judgment was entered against Unico in the amount of $216,291.  Unico subsequently entered into the Unico Incorporated Settlement Agreement, dated March 27, 2009 (“Settlement Agreement”).  The Settlement Agreement provides that Unico is to pay Cache Valley Electric Company $216,291as follows: Unico is to make six monthly payments in the amount of $6,000 per month beginning April 25, 2009; six monthly payments of $10,000 per month beginning October 25, 2009; seven monthly payments of $15,000 per month; and a final monthly payment of $15,291.  The Settlement Agreement further provides that if the payments are made as set forth above, no further action will be taken against Unico.  If the payments are not received within a ten-day grace period following the respective due dates, the entire unpaid balance less any payments made will become due and payable immediately, and no rights as to the recovery of that amount, including

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2009

NOTE 5 – LEGAL MATTERS - cont

all legal fees, court costs, and interest due will have been waived by virtue of the Settlement Agreement.  The Settlement Agreement further provides that when the settlement amount is fully funded, Cache Valley Electric Company is to execute and file a Release of Judgment for the full amount of the claim.  Finally, the Settlement Agreement provides that if a Lien against Unico has been filed, Cache Valley Electric Company is to file a Release of Lien with the clerk of the Third Judicial District Court for Salt Lake County immediately upon receipt of the final payment.

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

On March 23, 2009, a lawsuit was filed by Workers Compensation Fund, a Utah non-profit corporation, against Unico Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 090904860)in which the plaintiff alleged that it provided workers’ compensation insurance coverage to Unico for the policy period February 6, 2007 to February 5, 2008.  The plaintiff alleged that the sum of $14,245 remains due on the account, together with accrued interest.  The plaintiff alleged that it is entitled to recover damages in the principal amount of $14,245, plus interest at the rate of 8% per annum, plus court costs and a reasonable attorney’s fee. Settlement was reached in the matter and Unico paid $9,000 and settled the amount in full.

On December 18, 2008, a lawsuit was filed by ISCO Industries, LLC against Unico, Incorporated in the Superior Court of California, County of San Diego (Case No. 37-2008-00098400-CL-CL-CTL) in which the plaintiff sought to recover money owed for goods and/or services provided, interest thereon and attorney’s fees.  The defendant did not file an Answer in the case, and a default judgment was entered against Unico, Incorporated for $29,152.  Unico, Incorporated believed that a smaller amount was actually owing.  Settlement was reached and Unico paid $16,000 to settle the matter.  The Judgment has been satisfied and released.

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the quarter ended August 31, 2009, the Company received $60,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

Subsequent to the quarter ended August 31, 2009 the Company issued 10,000,000 shares of common stock on the conversion of $29,332 of principal and $668 of interest payable to Moore Investment Holdings.

Subsequent to the quarter ended August 31, 2009 the Company issued 129,521,948 shares of common stock to third parties in conversion of $349,684 of principal to third parties.

The Company has evaluated and disclosed all subsequent events in accordance with FASB 165 through the filing of this interim report on October 13, 2009.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

August 31, 2009

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $67,974,754 from its inception through August 31, 2009.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the next 12 months, the Company’s plan of operation is to raise approximately $5,500,000 for investment into its subsidiary companies: Deer Trail Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

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

•

Begin full scale milling and processing activities at the Deer Trail Mill and Processing Facility;

•

Upgrade mining equipment and infrastructure to bring operations to full scale at the Deer Trail Mine;

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and;

•

Commence exploration work to evaluate the potential of the mining claims at the Silver Bell Mine beginning in the Spring of 2010.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $5,500 ,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 120 days.  Subsequent to the quarter ending August 31, 2009, the Company received $60,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $5,500,000 during the next 12 months to fulfill the 12-month plan.

NOTE 8 – PRIOR PERIOD RESTATEMENT

The Consolidated financial statements for the six months ended August 31, 2008, and the three months ended August 31, 2008 have been restated to correct the way in which the Company accounts for the convertible debentures.  As a result of these changes, the Company recorded adjustments to the Company’s net profit for the periods with the elimination of the derivative loss and changes to interest expense.

There was no tax-effect for the prior period adjustments for August 31, 2008, since the Company already had net operating losses during these periods.  These changes are reflected in the following schedules:

For the Six Months Ended	Originally Reported	As Restated	Difference
August 31, 2008
Interest expense	$1,695,148	$1,834,211	$139,063
Derivative loss	$277,818	$0	($277,818)
Net loss	($3,089,709)	($2,950,954)	$138,755

For the Three Months Ended	Originally Reported	As Restated	Difference
August 31, 2008
Interest expense	$782,457	$900,535	$118,078
Derivative loss	$296,288	$0	($296,288)
Net loss	($1,578,192)	($1,399,982)	$178,210

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

Unico completed a mill on site at the Deer Trail Mine. In November 2001, Unico began milling activities. Unico started screening and crushing old mineralized materials dumps on the upper Deer Trail Mine and moved the materials to the ball mill.  The Deer Trail Mining Company has completed construction of the flotation circuit in the mill to enhance efficiency.   In July 2006, Deer Trail Mining Company completed the upgrades to the screening plant and began screening the old mineralized material dumps at the upper Deer Trail Mine. Once screened, the material is moved to the mill facility and stockpiled for further processing. The Company has completed the mill and this material is being processed through the mill and will be shipped for processing.

During the quarter ending August 31, 2009, The Company entered into an Ore Processing Agreement with Royal Mines and Minerals.  The agreement calls for a minimum amount of 15 tons of concentrate to be shipped from the Deer Trail mine to Royal Mines and Minerals processing plant in Phoenix, AZ.  Deer Trail has the option of taking the processed product in the form of Dore bars, which will contain a minimum of ninety-nine percent (99%) precious metals.  The Deer Trail mine has shipped 23 tons of concentrate to date but it has not been completely processed.  After the shipment was made Royal decided to add an additional piece of equipment to more effectively and efficiently process the concentrate that was being shipped from the Deer Trail mine.  The new equipment has been installed and processing of the concentrates that has been shipped should be completed soon.

The Company has not recognized any revenue from the shipment of 23 tons of concentrate that went to Royal Mines and Minerals.  Since the processing has not been completed the Company does not have the product in the final form to sell to the final buyer.

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

Hole #	OGS	UWAQ	CBA	UD-LWAQ	UDL	LD-LWAQ	LDL	MQ/BSZ	LCAQ
UDDH #1 -45º/102º 740 ft	0 ft* (44.8 ft)	44.8 ft (65.0 ft)	109.8 ft (77.7 ft)	187.5 ft (103.2 ft)	290.7 ft (17.1 ft)	307.8 ft (26.2 ft)	334.0 ft (19.0 ft)	353.0 ft (64.2 ft)	417.2 ft (322.9 ft)
UDDH #2 -40º/102º 654 ft	0 ft* (50.5 ft)	50.5 ft (63.8 ft)	114.3 ft (82.2 ft)	196.5 ft (112.3 ft)	308.8 ft (9.4 ft)	318.2 ft (29.6 ft)	347.8 ft (17.3 ft)	365.1 ft (65.0 ft)	430.1 ft (217.9 ft)
UDDH #3 -42º/92º 782 ft	0* ft (58.4 ft)	58.4 ft (65.3 ft)	123.7 ft (78.0 ft)	201.7 ft (127.2 ft)	328.9 ft (11.7 ft)	340.6 ft (28.5 ft)	369.1 ft (24.3 ft)	393.4 ft (67.4 ft)	460.8 ft (321.2 ft)
UDDH #4 -42º/150º 554 ft	0 ft* (63.3 ft)	63.3 ft (69.3 ft)	132.6 ft (80.1 ft)	212.7 ft (59.1 ft)	271.8 ft (11.6 ft)	283.4 ft (26.9 ft)	310.3 ft (19.3 ft)	329.6 ft (84.1 ft)	413.7 ft (140.3 ft)
UDDH #5 -55º/102º 664 ft	0 ft* (40.6 ft)	40.6 ft (63.6 ft)	104.2 ft (66.1 ft)	170.3 ft (78.2 ft)	248.5 ft (9.0 ft)	257.5 ft (34.0 ft)	291.5 ft (35.5 ft)	327.0 ft (76.1 ft)	403.1 ft (260.9 ft)
UDDH #6 -45º/21º 409 f t	0 ft* (75.2 ft)	75.2 ft (56.9 ft)	132.1 ft (6.9 ft)	139.0 ft (94.7 ft)	233.7 ft (7.7 ft)	241.4 ft (27.6 ft)	269 ft (42.6 ft)	311.6 ft (71.7 ft)	383.3 ft (25.7 ft)
UDDH #7 -58º/298 733 ft	0 ft* (42.6 ft)	42.6 ft (56.1 ft)	98.7 ft (43.8 ft)	142.5 ft (125.1 ft)	267.6 ft (13.8 ft)	281.4 ft (54.9 ft)	336.3 ft (32.9 ft)	369.2 ft (106.5 ft)	457.7 ft (257.3 ft)
UDDH #8 -75º/298º 565 ft	0 ft* (40.9 ft)	40.9 ft (15.4 ft)	56.3 ft (47.7 ft)	104.0 ft (82.3 ft)	186.3 ft (8.4 ft)	194.7 ft (33.6 ft)	228.3 ft (11.8 ft)	240.1 ft (82.8 ft)	322.9 ft (242.1 ft)
UDDH #9 -45º/116º 460 ft	0 ft* (73.4 ft)	73.4 ft (28.6 ft)	102.0 ft (46.3 ft)	148.3 ft (138.4 ft)	286.7 ft (11.2 ft)	297.9 ft (17.7 ft)	315.6 ft (8.5 ft)	324.1 ft (115.1 ft)	439.2 ft (20.8 ft)
UDDH #10 -75º/0º 459 ft	0 ft* (47.8 ft)	47.8 ft (48.9 ft)	96.7 ft (39.3 ft)	136.0 ft (77.6 ft)	213.6 ft (9.3 ft)	222.9 ft (33.6 ft)	256.5 ft (32.6 ft)	289.1 ft (67.1 ft)	356.2 ft (102.8 ft)
UDDH #11 +45º/258º 454 ft	454.9 ft*** (90.6 ft)	363.4 ft (27.7 ft)	335.7 ft (71.7 ft)	264.0 ft (104.6 ft)	159.4 ft (9.8 ft)	149.6 ft (29.2 ft)	120.4 ft (16.3 ft)	104.1 ft** (104.1 ft)	CAH
UDDH #12 +45º/162º 355 ft	355.0 ft*** (28.5 ft)	326.5 ft (30.9 ft)	295.6 (7.7 ft)	287.9 ft (157.9 ft)	130.0 ft (7.8 ft)	122.2 ft (26.7 ft)	95.5 ft (108.0 ft)	77.5 ft** (77.5 ft)	CAH
UDDH #13 -65º/125º 420 ft	CBH	CBH	CBH	CBH	CBH	CBH	CBH	CBH	0 ft* (420.0 ft)

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

Plan of Operation

During the next 12 months, the Company’s plan of operation is to raise approximately $5,500,000 for investment into its subsidiary companies: Deer Trail Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

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

•

Begin full scale milling and processing activities at the Deer Trail Mill and Processing Facility;

•

Upgrade mining equipment and infrastructure to bring operations to full scale at the Deer Trail Mine;

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

•

Commence exploration work to evaluate the potential of the mining claims at the Silver Bell Mine beginning in the summer of 2010.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $5,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 120 days.  Subsequent to the quarter ended August 31, 2009, the Company received $60,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately $5,500,000 during the next 12 months to fulfill the 12-month plan.

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

Results of Operations

For the three months ended August 31, 2009 and August 31, 2008, Unico reported no revenues.   For the six months ended August 31, 2009, and August 31, 2008, Unico reported no revenues.

During the three months ended August 31, 2009 the Company incurred total operating expenses of $585,025, an increase of $82,665 from the $502,360 of total operating expenses incurred in the three months ended August 31, 2008.  The increase is due primarily to an increase of $65,423 in depreciation and accretion, an increase of $52,822 in professional fees, and an increase of $11,784 in general and administrative expense, partially offset by a decrease of $7,885 in drilling, exploration and maintenance expense, and a decrease of $39,479 in salaries and wages.  During the six months ended August 31, 2009, the Company incurred total operating expenses of $1,031,652, a decrease of $88,060 from the $1,119,712 of total operating expenses incurred in the six months ended August 31, 2008.

The decrease is attributable to a decrease of $111,027 in drilling, exploration and maintenance expense, a decrease of $96,286 in salaries and wages, and a decrease of $21,899 in general and administrative expense, partially offset by an increase of $130,056 in depreciation and accretion, and an increase of $11,096 in professional fees.  The overall decrease in operating expenses, except depreciation, during the six month period, is largely attributable to the decrease in milling activities associated with the production of concentrates.  The production of the concentrates has been held up due to the processing plant not being able to take the concentrates at this time as well as the large tailings pond not being completed.  Full scale production can not commence until the tailings pond is completed.

During the three months ended August 31, 2009, interest expense was $1,137,994, an increase of $237,459 from the $900,535 of interest expense recorded in the three months ended August 31, 2008.     During the three months ended August 31, 2009, the Company had interest income of $644 as compared to $2,913 for the same three month period ended August 31, 2008.  During the three months ended August 31, 2009, the Company had gain on settlement of debt of $5,246 as compared to $0 for the same three month period ended August 31, 2008.  During the six months ended August 31, 2009, interest expense was $1,708,652, a decrease of $125,559 from the $1,834,211 of interest expense recorded in the six months ended August 31, 2008.  During the six months ended August 31, 2009, the Company had interest income of $644 as compared to $2,969 for the same six month period ended August 31, 2008.  During the six months ended August 31, 2009, the Company had gain on settlement of debt of $18,399 as compared to $0 for the same six month period ended August 31, 2008.  The overall decrease in interest expense for the six month period is attributed to the fact that we have a smaller dollar amount of debentures outstanding in the six month period ended August 31, 2009 than we did in the same six month period a year ago.

During the three months ended August 31, 2009, Unico experienced a net loss in the amount of $1,717,129 or approximately ($0.01) per share, compared to a net loss of $1,399,982 or approximately ($0.14) per share for the same period in 2008.  Unico attributes the $317,147 increase in net loss for the three month period ended August 31, 2009 compared to the three month period ending August 31, 2008, largely to the increase in interest expense associated with debenture financing and to the increases in depreciation and accretion and professional fees.  During the six months ended August 31, 2009, Unico experienced a net loss in the amount of $2,721,261 or approximately ($0.02) per share, compared to a net loss of $2,950,954 or approximately ($0.30) per share for the same period in 2008.  Unico attributes the $229,693 decrease in net loss for the six month period ended August 31, 2009 compared to the six month period ending August 31, 2008, to a combination of  decreases in interest expense associated with debenture financing and overall operating expenses due to a decrease in milling and mining activities..

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of August 31, 2009 the Company had a deficit in working capital of $19,268,998.  The Company has accumulated $67,974,754 of net operating losses through August 31, 2009, which may be used to reduce taxes in future years through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its Deer Trail Mining Company, LLC subsidiary.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $336,170 in the six month period ended August 31, 2009, from a deficit of ($12,442,081) as of February 28, 2009 to a deficit of ($12,778,251) as of August 31, 2009.

The Company’s cash as of August 31, 2009, when combined with $60,000 of additional cash the Company received in September 2009, will sustain operations for approximately 30 days.  The Company needs to raise approximately $5,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 120 days.  The Company has effected a reverse stock split of its issued and outstanding shares so that the Company will have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $7,996,569 of convertible debentures into shares of the Company’s common stock.  These additional authorized, but unissued, shares will also allow the Company to raise additional capital through the sale of shares of restricted common stock.

Going Concern

Our auditors have issued a "going concern" opinion in note 7 of our February 28, 2009 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $5,500,000 in equity, debt or through other financing transactions in the next 12 months (of which $1,500,000 is needed in the next 120 days), we believe that Unico will have sufficient funds to meet operating expenses until income from future activities are sufficient to cover operating expenses.

Capital Expenditures

The Company expended $20,694 on capital expenditures during the three months ended August 31, 2009.  The Company anticpates that it may spend, approximately, $1,000,000 for additional capital expenditures during the balance of its current fiscal year.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer, Mark A. Lopez and Kenneth C. Wiedrich, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of August 31, 2009.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

This quarterly report contains financial statements that have been restated.  The financial statements were restated to correct an error.  The error did not occur as a result of ineffective controls over our financial reporting.  The error occurred because of complex accounting issues.  During the last fiscal quarter ended August 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs allege that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The plaintiffs seek no less than $20 million in damages from the named defendants, as well as injunctive relief, interest, attorney's fees, and court costs.  The defendants deny any liability, and are defending the lawsuit.    Since the claims are made against officers, a director and other third parties, Unico does not believe that its assets are at risk in this proceeding except to pay legal defense costs until the insurance deductible has been met, and unless the plaintiffs are successful in obtaining an award in excess of the insurance policy limits.  The parties have tentatively reached a settlement, subject to court approval, pursuant to which Unico’s insurance company will pay $850,000 (the “Settlement Award”) to Unico on behalf of two Unico officers and one Unico director, and Unico will agree to certain restrictions and limitations affecting Unico’s governance procedures, its ability to enter into financing transactions with certain persons, and restricting Unico from issuing its stock pursuant to Section 3(a)(10) of the Securities Act of 1933 in connection with settling debt arising from Unico financing activities.  Plaintiff’s attorney’s fees and expenses will be paid, and an incentive award will be paid, from the Settlement Award, in such amounts approved by the court.  Notice of the proposed settlement will be sent to Unico shareholders.  If the settlement is approved by the court, Unico will issue a press release more fully describing the terms of the settlement which will also be published on Unico’s website at www.unicomining.com .

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

On December 18, 2008, a lawsuit was filed by ISCO Industries, LLC against Unico, Incorporated in the Superior Court of California, County of San Diego (Case No. 37-2008-00098400-CL-CL-CTL) in which the plaintiff sought to recover money owed for goods and/or services provided, interest thereon and attorney’s fees.  The defendant did not file an Answer in the case, and a default judgment was entered against Unico, Incorporated for $29,152.  Unico, Incorporated believed that a smaller amount was actually owing.  Settlement was reached and Unico paid $16,000 to settle the matter.  The judgment has been satisfied and released.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended May 31, 2009, the Company issued $262,500 of convertible debentures to Moore Investment Holdings.  During the quarter ended August 31, 2009, the Company issued $825,000 of convertible debentures that were used primarily to support subsidiary operations.  The Debentures are due in 180 days from their issuance dates, bear interest at 8% per annum, and provide that the principal amount and accrued interest are convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to delivering the notice of conversion.  The cash from the issuance of the debentures was used for operations.

During the quarter ended August 31, 2009 the Company issued 137,797,290 post-reverse split shares of its common stock on the conversion of  $822,385 principal and $12,302 interest on the terms of the outstanding debentures;  at a discount of 50% from the closing bid price for the Company’s common stock on the date of each conversion

During the quarter ended August 31, 2009 the Company issued 3,227,124 post-reverse split shares of its common stock on the conversion of $45,000 of principal payable to Ray Brown.

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

As of August 31, 2009, there are approximately $7,996,569 of outstanding convertible debentures and the holders of these debentures have the right to convert them to shares of the Company’s common stock.  Approximately $518,422 of these debentures are convertible at a 20% discount from the bid price of Unico’s common stock as of the time of conversion, and the balance are convertible at a 50% discount from the bid price of Unico’s common stock as of the time of conversion.

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

Item 3.    Defaults Upon Senior Securities.

As of February 28, 2009 the Company had $8,066,952 of convertible debentures that were due and payable.  Of this amount, $7,448,952 were in default.

As of August 31, 2009, the Company had $7,996,569 of convertible debentures of which $6,909,069 are in default and are due to the following:

Moore Investment Holdings, LLC	$5,299,063
Joseph Lopez	$114,466
Ray Brown	$403,956
C. M. Anderson and third parties	$1,091,584
Total in default	$6,909,069

Of the remaining debentures that are due and payable, $62,500 defaulted in September, 2009, and $125,000 will defaulted in October, 2009, and $75,000 will default in November if not paid.

The Company has also recorded a liability for the 20% to 50% discount conversion rights of the debentures.  As of August 31, 2009 the total liability of the beneficial conversion for the debentures is $7,892,885 and the total liability for the interest portion of the debentures is $1,119,419.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.142	Convertible Debenture No. 201 for $62,500 dated March 13, 2009 issued to Moore Investment Holdings, LLC	(1)
10.143	Convertible Debenture No. 202 for $40,000 dated April 3, 2009, issued to Moore Investment Holdings, LLC	(1)
10.144	Convertible Debenture No. 203 for $40,000 dated April 20, 2009 issued to Moore Investment Holdings, LLC	(1)
10.145	Convertible Debenture No. 204 for $45,000 dated April 27, 2009 issued to Moore Investment Holdings, LLC	(1)
10.146	Convertible Debenture No. 205 for $65,000 dated May 22, 2009 issued to Moore Investment Holdings, LLC	(1)
10.147	Convertible Debenture No. 206 for $10,000 dated May 28, 2009 issued to Moore Investment Holdings, LLC	(1)
10.148	Convertible Debenture No. 207 for $150,000 dated June 1, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.149	Convertible Debenture No. 208 for $10,000 dated June 9, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.150	Convertible Debenture No. 209 for $200,000 dated June 11, 2009 issued to Moore Investment Holdings, LL	Filed herewith
10.151	Convertible Debenture No. 210 for $10,000 dated June 18, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.152	Convertible Debenture No. 211 for $10,000 dated June 25, 2009 issued to Moore Investment Holdings, LLC	Filed herewith

10.153	Convertible Debenture No. 212 for $10,000 dated July 1, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.154	Convertible Debenture No. 213 for $20,000 dated July 16, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.155	Convertible Debenture No. 214 for $75,000 dated July 27, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.156	Convertible Debenture No. 215 for $20,000 dated August 10, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.157	Convertible Debenture No. 216 for $50,000 dated August 14, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.158	Convertible Debenture No. 217 for $20,000 dated August 25, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.159	Convertible Debenture No. 218 for $250,000 dated August 31, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended May 31, 2009 filed on July 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: October 14, 2009	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer