Form 10-Q
period 2009-11-30
UNICO INC /AZ/
filed 2010-01-14
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of January 12, 2010, the issuer had outstanding 1,218,000,643 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

November 30, 2009

UNICO, INCORPORATED
(An exploration stage company)
Consolidated Balance Sheets

	November 30,	February 28
	2009	2009
ASSETS	(Unaudited)
Current Assets
Cash	$49,898	$417
Accounts receivable	8,271	-
Total Current Assets	58,169	417
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	6,133,157	6,469,093
Total Fixed Assets	6,133,157	6,469,093
Other Assets:
Cash- reclamation bonds	221,526	221,526
Deposit	21,097	20,947
Total Other Assets	242,623	242,473
Total Assets	$6,433,949	$6,711,983

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$1,027,263	$1,148,535
Wages payable	2,035	93,283
Accrued expenses	400	400
Reclamation obligations	168,062	158,119
Accrued interest payable	35,030	32,006
Accrued interest payable - related party (Note 2)	1,239,084	813,008
Accrued interest - at 50% conversion (Note 2)	1,258,961	834,179
Taxes payable	188,156	53,315
Debentures payable, (Note 3)	691,996	187,584
Debentures payable-related party (Note 2)	6,973,718	7,879,368
Debentures payable - 50% conversion (Note 2)	7,562,032	7,954,267
Total Current Liabilities	19,146,737	19,154,064
Total Liabilities	19,146,737	19,154,064
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 676,659,863 and 35,823,306 shares issued and outstanding, respectively	676,660	35,823
Stock Payable	999,000	999,000
Additional Paid in Capital	54,941,643	51,766,789
Accumulated Deficit prior to exploration stage	(15,340,078)	(15,340,078)
Accumulated Deficit during the exploration stage	(53,999,813)	(49,913,415)
Total Stockholders' Deficit	(12,712,788)	(12,442,081)
Total Liabilities and Stockholders' Deficit	$6,433,949	$6,711,983

The accompanying notes are an integral part of these consolidated financial statements .

UNICO, INCORPORATED
(an exploration stage company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative
					Period from
					Inception
	For the Nine Months Ended		For the Three Months Ended		(June 1, 2004) to
	November 30,		November 30,		November 30,
	2009	2008	2009	2008	2009
		Restated		Restated
Total Revenues	$-	$-	$-	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense	75,929	228,811	16,620	58,475	1,729,248
Depreciation and accretion	365,094	179,919	116,953	61,834	1,305,514
Professional fees	323,322	312,013	108,456	108,243	2,409,491
Salaries/wages	465,614	619,596	164,022	221,718	2,572,324
General and administrative expense	504,720	320,014	296,976	90,371	4,183,864
Total Operating Expenses	1,734,679	1,660,353	703,027	540,641	12,200,441
Net Operating Loss	(1,734,679)	(1,660,353)	(703,027)	(540,641)	(12,174,239)
Other Income (Expense)
Interest expense	(2,383,282)	(2,595,605)	(674,630)	(761,394)	(18,848,239)
Interest income	644	2,969	-	-	29,939
Loss on sale of asset	-	-	-	-	(5,914)
Gain/(Loss) on settlement of debt	18,399	-	-	-	(22,989,858)
Gain on sale of equipment	12,520	-	12,520	-	12,520
Other income	-	36	-	36	(23,672)
Total Other Expense	(2,351,719)	(2,592,600)	(662,110)	(761,358)	(41,825,224)
LOSS FROM CONTINUING OPERATIONS	(4,086,398)	(4,252,953)	(1,365,137)	(1,301,999)	(53,999,463)
Income Tax Expense	-	-	-	-	(350)
Net Loss	$(4,086,398)	$(4,252,953)	$(1,365,137)	$(1,301,999)	$(53,999,813)
Net Loss Per Share	$(0.02)	$(0.43)	$(0.003)	$(0.13)
Weighted Average Shares Outstanding	245,067,684	9,982,795	460,907,374	10,084,863

The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED
(an exploration stage company)
Consolidated Statements of Cash Flows
(Unaudited)
			Cumulative
			Period from
			Inception
	For the Nine Months Ended		(June 1, 2004) to
	November 30,		November 30,
	2009	2008	2009
		Restated
Cash Flows from Operating Activities:
Net Loss	$(4,086,398)	$(4,252,753)	$(53,999,813)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations
Depreciation and accretion expense	351,873	179,919	1,292,292
Loss on settlement of debt	-	-	23,442,317
Interest related to convertible debentures	1,909,033	2,151,054	16,306,529
Loss on sale of assets	-	-	5,914
S-8 stock issued for services	18,569	-	18,569
Common stock for services	-	-	280,500
Preferred stock for services	-	-	35,710
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	-	(2,899)	7,928
Prepaid expense	(150)	8,000	(20,397)
Deposit	-	-	5,158
Accounts receivable	(8,271)	1,420	(8,271)
Increase (Decrease) in:
Accrued expenses	463,626	429,656	853,160
Accounts payable and other liabilities	(68,307)	214,061	1,878,724
Net Cash Used by Operating Activities	(1,420,025)	(1,271,542)	(9,901,680)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	-	(149,053)	-
Sale of fixed assets	-	-	26,200
Purchase of fixed assets	(5,994)	(283,116)	(6,737,610)
Net Cash Used by Investing Activities	(5,994)	(432,169)	(6,711,410)
Cash Flows from Financing Activities:
Decrease/increase in bank overdraft	-	(3,142)	(13,622)
Capital contributions from shareholders	-	-	818,000
Proceeds from notes and stock payables	6,000	-	1,106,800
Issuance of convertible debentures	1,469,500	1,715,000	14,809,954
Payments on notes and debentures	-	-	(58,144)
Net Cash Provided by Financing Activities	1,475,500	1,711,858	16,662,988
Net Increase (Decrease) in Cash	49,481	8,147	49,898
Cash at Beginning of Period	417	-	-
Cash at End of Period	$49,898	$8,147	$49,898
Cash Paid For:
Interest	$2,000	$14,897	$91,010
Income Taxes	$-	$-	$350
Non-Cash Financing Activities:
Common stock issued for services	$18,569	$-	$410,185
Preferred stock issued for debt extinguishments	$-	$-	$261,550
Common Stock issued for debt extinguishments	$1,897,640	$220,410	$6,371,583

The accompanying notes are an integral part of these consolidated financial statements .

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2009

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

Fixed Asset Schedule	November 30, 2009	February 28, 2009
Fixed Assets:
Furniture & Equipment	$2,393,260	$2,397,566
Land	200,000	200,000
Buildings	1,564,178	1,564,178
Electrical Substation	433,986	433,986
Patented mining claims	640,000	640,000
Mining Claim	2,360,000	2,360,000
Autos	78,914	68,614
Total	7,670,338	7,664,344
Less Depreciation	(1,537,181)	(1,195,251)
Net Equipment	$6,133,157	$6,469,093

The Company exercised its option to purchase the claims covered by the Deer Trail lease and paid the balance of $1,700,000 that was owed on the purchase option agreement in the quarter ended August 31, 2007.    A total of $4,000,000 was paid to purchase the Deer Trail mining claims over a period of approximately three years.  The initial $1,000,000 that was paid towards the lease purchase was expensed in the 2004 fiscal year based on the fact that the Company did not have independent third party verification of the mineable assets at the time.  As a result, only $3,000,000 of the total acquisition of $4,000,000 has been capitalized.

The Deer Trail mining claims purchased include 32 patented mining claims and 170 unpatented mining claims.  The patented claims comprise 16% of the total claims purchased.  As a result, $640,000 ($4,000,000 x 16% = $640,000) has been treated as a purchase of land based on the fact that patented claims give the Company title to the use of the land.  The balance of the capitalized amount of $2,360,000 is for the unpatented claims and is subject to be amortized over the life of the mineable assets.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES – cont.

c.

Accounting for Convertible Debentures

The outstanding convertible debentures issued by the Company are accounted for based on accounting standards codification (ASC) 480.  These convertible debentures have a fixed face amount that is payable by cash plus interest on the principle owed, or can be converted into common shares of the Company determined by the discounted rate specified on the debenture itself.

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

f.

Accounting for Uncertainty in Income Taxes

On March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation, Accounting for Uncertainty in Income taxes.prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

g.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance under Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles” (SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles). This guidance establishes the FASB ASC as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the ASC are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FSPs, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC. We adopted ASC 105 effective for our financial statements issued as of September 30, 2009. The adoption of this guidance did not have an impact on our financial statements but will alter the references to accounting literature within the consolidated financial statements.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2009

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors.  Ray Brown assigned $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $16,482 for Ray Brown’s debenture and $59,271 for Joseph Lopez’s debenture as of November 30, 2009.  As of the quarter ended November 30, 2009, the Company owes Mr. Brown $403,956 in principal and $16,482 in interest, and it owes Joseph Lopez $114,466 in principal and $59,271 in interest.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble Investments and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were purchased by and assigned to Moore Investment Holdings, LLC (“Moore Investment Holdings”).  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company subsequently issued convertible debentures in the amount of $2,408,000 to Moore Investment Holdings through the fiscal year ended February 28, 2009.  During the quarter ended May 31, 2009, the Company issued an additional $262,500 of convertible debentures to Moore Investment Holdings. During the quarter ended August 31, 2009 the Company issued an additional $825,000 of convertible debentures to Moore Investment Holdings.  During the quarter ended November 30, 2009, the Company issued an additional $382,000 of convertible debentures to Moore Investment Holdings. The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

During the year ended February 28, 2009 the Company converted $62,649 of interest and $18,052 of principal due Moore Investment Holdings through the issuance of 7,800,000 post-reverse split shares of common stock.  During the quarter ended May 31, 2009, the Company converted $7,543 of interest and $116,332 of principal due Moore Investment Holdings through the issuance of 24,750,000 post-reverse split shares of common stock. During the quarter ended August 31, 2009, the Company converted $4,048 of interest and $160,453 of principal due Moore Investment Holdings through the issuance of 32,000,000 post reverse split shares of common stock.   And during the quarter ended November 30, 2009, the Company converted $1,133 of interest and $58,617 of principal due Moore Investment Holdings through the issuance of 27,000,000 post reverse split shares of common stock.

During the fiscal year ended February 28, 2009, Moore Investment Holdings assigned $279,500 of its outstanding debentures to others for cash.  Of this amount $167,302 was converted to 10,699,874 post-reverse split shares of common stock of the Company during the fiscal year ended February 28, 2009.   During the quarter ended May 31, 2009, Moore Investment Holdings assigned an additional $525,000 of its debentures to others for cash.  During the quarter ending May 31, 2009, $174,167 of principal and $3,208 of interest of the assigned debentures were converted into 66,650,439 post-reverse split shares of common stock.  During the quarter ended August 31, 2009, Moore Investment Holdings assigned an additional $1,275,000 of its debentures to others for cash.  During the quarter ended August 31, 2009, $661,933 of principal and $8,254 of interest of the assigned debentures were converted into 105,797,290 post-reverse split shares of common stock.  During the quarter ended November 30, 2009, Moore Investment Holdings assigned an additional $254,650 of its debentures to others for cash.  During the quarter ended November 30, 2009, $654,238 of principal and $1,312 of interest of the assigned debentures were converted into 368,692,258 post-reverse split shares of common stock.

The summary of outstanding related party debt of $6,973,718, of which $5,766,718 is in default as of November 30, 2009, is as follows:

Moore Investment Holdings	$6,455,296
Ray Brown	$403,956
Joseph Lopez	$114,466
Total	$6,973,718

As of November 30, 2009 the Company has recorded a liability for beneficial conversion of $7,562,032 based on the discount to market available at the time of conversion of which $6,870,036 is attributable to related party debentures..

As of November 30, 2009 the Company has accrued $1,239,084 for interest due to related parties in regard to these outstanding debentures.   The Company has also recorded a liability for beneficial conversion for this same interest on the debentures of $1,258,961 based on the discount to market available at the time of conversion of which $1,223,931 is attributable to related party debentures.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2009

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

During the quarter ended May 31, 2009, the Company issued $262,500 of convertible debentures that were used primarily to support subsidiary operations.  And during the quarter ended August 31, 2009, the Company issued $825,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion. As of August 31, 2009 there are non-affiliated convertible debentures in the amount of $1,091,584 and related party debentures of $6,904,985 remaining on the Company’s books.  The Company has also recorded a liability for the 20% to 50% discount on conversion rights of the debentures.  As of the quarter ended August 31, 2009, the total liability of the beneficial conversion for the debenture is $7,892,885 and the total liability for the interest portion of the debentures is $1,119,419.  As of November 30, 2009 there are non-affiliated convertible debentures, in the amount of $691,996 and related party debentures of $6,973,718 remaining on the Company’s books.  The Company has also recorded a liability for the 20% to 50% discount on conversion rights of the debentures.  As of the quarter ended November 30, 2009, the total liability of the beneficial conversion for the debenture is $7,562,032 and the total liability for the interest portion of the debentures is $1,258,961.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of November 30, 2009, the Company had 676,659,863 post reverse split shares of common stock issued and outstanding with 4,323,340,137 post reverse split shares authorized but unissued.  On June 30, 2008 the Company effected a reverse split of its issued and outstanding common stock on the basis of one share of common stock to be issued for each 500 shares issued and outstanding.  As a result of this reverse split all share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.

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

During the quarter ended May 31, 2009 the Company issued 91,400,439 post-reverse split shares of free trading common stock on the conversion of $290,499 principal and $10,752 interest on the terms of the outstanding debentures; 8% interest per annum and conversion at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

During the quarter ended May 31, 2009, the Company also issued 3,800,000 shares of free trading common stock for the payment of services under an S-8 registration in the amount of $18,569.

During the quarter ended May 31, 2009 the Company issued 1,500,000 post-reverse split restricted shares of its common stock to Wayne Hartle, a member of the board of directors for $6,000 in cash.  The Company also issued 3,779,064 post-reverse split restricted shares of its common stock to Wayne Hartle for the conversion of old debt.

During the quarter ended May 31, 2009 the Company issued 3,640,383 post-reverse split shares of its restricted common stock on the conversion of $9,028 of interest payable to Ray Brown.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2009

NOTE 4 –STOCKHOLDER’S EQUITY – cont

During the quarter ended August 31, 2009 the Company issued 137,797,290 post-reverse split shares of free trading common stock on the conversion of  $822,385 principal and $12,302 interest on the terms of the outstanding debentures; 8% interest per annum and conversion at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

During the quarter ended August 31, 2009 the Company issued 3,227,124 post-reverse shares of restricted common stock on the conversion of $45,000 of principal payable to Ray Brown on the terms of the outstanding debentures; 10% interest per annum and conversion at a discount of 20% of the closing bid for the Company’s common stock on the date of conversion.

During the quarter ended November 30, 2009 the Company issued 395,692,258 post-reverse shares of free trading common stock on the conversion of  $712,855 principal and $2,445 interest on the terms of the outstanding debentures; 8% interest per annum and conversion at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of November 30, 2009, there were no stock options outstanding.

Preferred Stock

As of November 30, 2009, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 152,238 post-reverse split shares of restricted common stock to a third party for total consideration of $999,000.  As of November 30, 2009, these shares had not been issued, resulting in a stock payable of $999,000.

Convertible Debentures

At the end of the quarter ending November 30, 2009 the Company has $7,147,292 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $518,422 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

NOTE 5 – LEGAL MATTERS

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs allege that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The plaintiffs seek no less than $20 million in damages from the named defendants, as well as injunctive relief, interest, attorney's fees, and court costs.  The defendants deny any liability, and are defending the lawsuit.    Since the claims are made against officers, a director and other third parties, Unico does not believe that its assets are at risk in this proceeding except to pay legal defense costs until the insurance deductible has been met, and unless the plaintiffs are successful in obtaining an award in excess of the insurance policy limits.  The parties have tentatively reached a settlement, subject to court approval, pursuant to which Unico’s insurance company will pay $850,000 (the “Settlement Award”) to Unico on behalf of two Unico officers and one Unico director, and Unico will agree to certain restrictions and limitations affecting Unico’s governance procedures, its ability to enter into financing transactions with certain persons, and restricting Unico from issuing its stock pursuant to Section 3(a)(10) of the Securities Act of 1933 in connection with settling debt arising from Unico financing activities.  Plaintiffs’ attorney’s fees and expenses will be paid, and an incentive award will be paid, from the Settlement Award, in

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2009

NOTE 5 – LEGAL MATTERS - cont

such amounts approved by the court.  Notice of the proposed settlement has been sent to Unico shareholders.  A press release more fully describing the terms of the settlement has been published on Unico’s website at www.unicomining.com.  Unico is seeking court approval of the settlement.

On September 30, 2008, a lawsuit was filed by Cache Valley Electric Company against Unico, Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 080921346) in which the plaintiff alleges that it provided goods and services to Unico in the amount of $191,615, for which it has not received payment.  The plaintiff alleges that Unico breached the contract by failing to pay for the goods and services, and is seeking a money judgment against Unico in the amount of $191,615 together with interest thereon at the statutory rate and court costs.  On March 2, 2009, a Default Judgment was entered against Unico in the amount of $216,291.  Unico subsequently entered into the Unico Incorporated Settlement Agreement, dated March 27, 2009 (“Settlement Agreement”).  The Settlement Agreement provides that Unico is to pay Cache Valley Electric Company $216,291as follows: Unico is to make six monthly payments in the amount of $6,000 per month beginning April 25, 2009; six monthly payments of $10,000 per month beginning October 25, 2009; seven monthly payments of $15,000 per month; and a final monthly payment of $15,291.  The Settlement Agreement further provides that if the payments are made as set forth above, no further action will be taken against Unico.  If the payments are not received within a ten-day grace period following the respective due dates, the entire unpaid balance less any payments made will become due and payable immediately, and no rights as to the recovery of that amount, including  all legal fees, court costs, and interest due will have been waived by virtue of the Settlement Agreement.  The Settlement Agreement further provides that when the settlement amount is fully funded, Cache Valley Electric Company is to execute and file a Release of Judgment for the full amount of the claim.  Finally, the Settlement Agreement provides that if a Lien against Unico has been filed, Cache Valley Electric Company is to file a Release of Lien with the clerk of the Third Judicial District Court for Salt Lake County immediately upon receipt of the final payment. As of the filing date of this report, Unico is current in its payment obligations under this settlement.

On or about January 5, 2009, a lawsuit was filed by Atlas Mining Company, an Idaho corporation, dba Atlas Fausett Contracting against Deer Trail Mining Company, LLC in the Sixth Judicial District Court for Piute County, State of Utah (Case No. 0090600001) in which the plaintiff alleged that it provided certain mine rehabilitation services and materials with respect to the Deer Trail Mine pursuant to a written contract for which it has not been paid.  The plaintiff alleged that Deer Trail Mining Company, LLC breached the contract by failing to pay for the services and materials, and sought a money judgment against Deer Trail Mining Company, LLC for at least $182,144 plus interest at 18% per annum, plus costs.  Plaintiff also sought a court order adjudging a mining lien filed by the plaintiff against the Deer Trail Mine on or about July 9, 2008 to be a good and sufficient lien on the Deer Trail Mine securing payment of the obligations under its contract with Deer Trail Mining Company, LLC, and ordering that the Deer Trail Mine be foreclosed and sold by the sheriff of Piute County, with the sales proceeds being applied against the amount due and owing to plaintiff from the Deer Trail Mining Company, LLC and to the foreclosure costs.  Deer Trail Mining Company, LLC filed an Answer denying liability. The parties reached a settlement of the lawsuit on November 6, 2009, pursuant to which Unico is to make payments of $67,363.44 on November 30, 2009, $67,363.44 on December 31, 2009, $40,000 on January 30, 2010, $40,000 on February 28, 2010, $40,000 on March 30, 2010, and $123.72 on May 30, 2010.  Unico made the November 30, 2009 payment, but Unico has not yet made the December 31, 2009 payment.  Unico is attempting to negotiate an extension of the December 31 payment due date.  The settlement agreement provides that if any payment is not received within five days of its due date, Atlas Mining Company has the immediate right to have a judgment by consent entered, to execute on the judgment, and to proceed with a foreclosure sale of the Deer Trail Mine, without any interference by Deer Trail Mining Company or Unico.

Unico received a Subpoena Duces Tecum dated November 3, 2008 captioned “In the Matter of Certain Unregistered Offerings/HO-10859” requesting copies of various documents, most of which are related to certain fund raising efforts in which Unico engaged through the issuance of convertible debentures, and the settlements of many of those convertible debentures that Unico defaulted on.  The holders of the debentures or their assignees filed a large number of actions in Florida State Court which were eventually settled by Unico, Incorporated and the various debenture holders/assignees by agreeing to issue substantial number of shares of Unico common stock at prices that were significantly discounted from the then existing market prices for Unico shares, in court approved settlements.  Certain officers and/or directors of Unico received similar subpoenas from the SEC, and depositions of those officers or directors were taken.  Unico and/or those officers and directors produced various documents in response to the subpoenas.  No action has been taken by the Securities and Exchange Commission against Unico and/or its officers and directors.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2009

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to the quarter ended November 30, 2009, the Company received $172,000 through the issuance of new convertible debentures.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

Subsequent to the quarter ended November 30, 2009 the Company issued 68,990,780 shares of common stock on the conversion of $46,995 of principal and $39 of interest payable to Moore Investment Holdings.

Subsequent to the quarter ended November 30, 2009 the Company issued 472,350,000 shares of common stock to third parties in conversion of $221,972 of principal to third parties.

The Company has evaluated and disclosed all subsequent events in accordance with FASB 165 through the filing of this interim report on January 14, 2009.

NOTE 7 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $69,339,891 from its inception through November 30, 2009.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

•

Evaluate the potential of the mining claims at the Silver Bell Mine,  and, or exploring the possibility of a joint venture partner or possible sale of the claims.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $5,500 ,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 120 days.  Subsequent to the quarter ending November 30, 2009, the Company received $95,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $5,500,000 during the next 12 months to fulfill the 12-month plan.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

November 30, 2009

NOTE 8 – PRIOR PERIOD RESTATEMENT

The Consolidated financial statements for the nine months ended November 30, 2008, and the three months ended November 30, 2008 have been restated to correct the way in which the Company accounts for the convertible debentures.  As a result of these changes, the Company recorded adjustments to the Company’s net profit for the periods with the elimination of the derivative loss and changes to interest expense.

There was no tax-effect for the prior period adjustments for November 30, 2008, since the Company already had net operating losses during these periods.  These changes are reflected in the following schedules:

For the Nine Months Ended	Originally Reported	As Restated	Difference
November 30, 2008
Interest expense	$ 2,388,614	$ 2,595,605	$ 206,991
Derivative loss	$ 916,223	$ 0	$ 916,223)
Net loss	$ (4,962,185)	$ (4,252,953)	$ 709,232

For the Three Months Ended	Originally Reported	As Restated	Difference
November 30, 2008
Interest expense	$ 693,466	$ 761,394	$ 67,928
Derivative loss	$ 638,405	$ 0	$ (638,405)
Net loss	$ (1,872,476)	$ (1,301,999)	$ 570,477

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

General Information Regarding Unico and its Operations.

Unico, Incorporated (“the Company”, “Unico”) an Arizona corporation, was formed as an Arizona corporation on May 27, 1966. It was incorporated under the name of Red Rock Mining Co., Incorporated. It was later known as Industries International, Incorporated and I.I. Incorporated before the name was eventually changed to Unico, Incorporated in 1979.

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

During the quarter ending August 31, 2009, The Company entered into an Ore Processing Agreement with Royal Mines and Minerals.  The agreement calls for a minimum amount of 15 tons of concentrate to be shipped from the Deer Trail mine to Royal Mines and Minerals processing plant in Phoenix, AZ.  Deer Trail has the option of taking the processed product in the form of Dore bars, which will contain a minimum of ninety-nine percent (99%) precious metals.  The Deer Trail mine has shipped 23 tons of concentrate to date but it has not been completely processed.  After the shipment was made Royal decided to add an additional piece of equipment to more effectively and efficiently process the concentrate that was being shipped from the Deer Trail mine.  The new equipment has been installed and processing of the concentrates that has been shipped expected to be completed soon.

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

Table 1 summarizes the drilling statistics.  The station locations are defined based on the approximate footage from the PTH adit portal

.

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

The United States Securities and Exchange Commission (SEC) in its requirements for information disclosure for the mining industry does not recognize the term “resource”. Mineralization that is classified as a resource in some other jurisdictions is called mineralized material by the SEC. Mineralized material is defined as a mineralized body, which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade,recoveries, and other material factors conclude legal and economic feasibility. The SEC allows companies to publish tonnage and grade estimates of mineralized material but not estimates of contained metal.

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

Funding for Exploration Programs

It is anticipated that funding for most exploration programs will be generated through one or more of the following:

1.

Sale of Au-Ag-Zn-Pb-Cu concentrate.

2.

Acquiring joint venture partners.

3.

Private stock placements.

Silver Bell Mining Company, Inc.

Silver Bell Mining Company, Inc. was incorporated in the State of Utah on April 26, 1993. It has acquired the mineral rights (but not the surface rights) associated with 26 patented mining claims located in American Fork Canyon, Utah County, Utah, which is organized into three separate parcels. The claims contain mining properties that have not been mined for production since 1983. The properties were mined primarily for silver, lead and zinc. There are no known, proven or probable reserves on the property.

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. Silver Bell Mining Company plans to conduct further exploration work to evaluate the claims prior to commencing any future mining activities on the claims.  Silver Bell Mining Company anticipates that if there are any future mining activities the Silver Bell Mine materials mined will be transported to the Deer Trail Mine site where they can be crushed, milled and processed.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine if exploration work suggests that future mining is commercially viable and or the possible sale of the mining claims.

Bromide Basin Mining Company, LLC

On July 20, 2001, Unico entered into a Mining Lease and Option to Purchase with Kaibab Industries, Inc., an Arizona corporation. The lease was renewed multiple times and assigned to Unico’s subsidiary, Bromide Basin Mining Company, LLC.  The lease expired October 31, 2007, and the Company chose not to extend it or exercise the purchase option.

The primary purpose of the agreement was to allow Bromide Basin Mining Company access to the claims to conduct an extensive preproduction feasibility study prior to any additional mining production and to analyze the potential of the claims before exercising the purchase option from Kaibab Industries.  The Company concluded its evaluation of the property, and determined that the leased property under the Kaibab Mining Lease is not feasible for large scale mining activities by Bromide Basin Mining Company.

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

•

Conduct additional survey and mapping work on the Clyde and Crown Point mining claims including improvements to the property and potentially underground and surface exploratory drilling on the claims; and

•

Evaluate the potential of the mining claims at the Silver Bell Mine, and, or exploring the possibility of a joint venture partner or possible sale of the claims.

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $5,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 120 days.  Subsequent to the quarter ended November 30, 2009, the Company received $95,000 through the issuance of new convertible debentures to Moore Investments.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder in shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately $5,500,000 during the next 12 months to fulfill the 12-month plan.

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

Reverse Stock Split

Effective June 30, 2008 the Company’s common stock underwent a 1 for 500 reverse stock split.  As a result, the number of outstanding shares of the Company’s common stock as of June 30, 2008 decreased from 4,940,363,072 pre-reverse split shares to 9,880,727 post-reverse split shares.  Share figures appearing in this report are generally expressed in numbers of post-reverse split shares, unless otherwise noted.  As of November 30, 2009, the Company had 676,659,863 post-reverse split shares of common stock issued and outstanding.

Results of Operations

For the three months ended November 30, 2009 and November 30, 2008, Unico reported no revenues.   For the nine months ended November 30, 2009, and November 30, 2008, Unico reported no revenues.

During the three months ended November 30, 2009 the Company incurred total operating expenses of $703,027, an increase of $162,386 from the $540,641 of total operating expenses incurred in the three months ended November 30, 2008.  The increase is due primarily to an increase of $206,605 in general and administrative expense, and an increase of $55,119 in depreciation and accretion, partially offset by a decrease of $41,855 in drilling, exploration and maintenance expense and a decrease of $57,696 in salaries and wages.  During the nine months ended November 30, 2009, the Company incurred total operating expenses of $1,734,679, an increase of $74,326 from the $1,660,353 of total operating expenses incurred in the nine months ended November 30, 2008.  The increase is attributable to an increase of $185,175 in depreciation and accretion, an increase of $184,706 in general and administrative expense and an increase of $11,305 in professional fees, partially offset by a decrease of $152,882 in drilling, exploration and maintenance expense, and a decrease of $153,982 in salaries and wages. The overall increase in operating expenses in both periods is largely attributable to increases in general and administrative expense and depreciation and accretion in the later periods.  Unico anticipates that operating expenses will likely increase again when it increases its milling activities associated with the production of concentrates.  The production of the concentrates has been held up due to the processing plant not being able to take the concentrates at this time as well as the large tailings pond not being completed.  Full scale production cannot commence until the tailings pond is completed.

During the three months ended November 30, 2009, interest expense was $674,630, a decrease of $86,764 from the $761,394 of interest expense recorded in the three months ended November 30, 2008.   During the three months ended November 30, 2009, the Company had a gain on the sale of equipment of $12,520 as compared to $0 for the same three month period ended November 30, 2008.    During the nine months ended November 30, 2009, interest expense was $2,383,282, a decrease of $212,323 from the $2,595,605 of interest expense recorded in the nine months ended November 30, 2008.  During the nine months ended November 30, 2009, the Company had interest income of $644 as compared to $2,969 for the same nine month period ended November 30, 2008.  During the nine months ended November 30, 2009, the Company had gain on settlement of debt of $18,399 as compared to $0 for the same nine month period ended November 30, 2008.  During the nine months ended November 30, 2009, the Company had a gain on the sale of equipment of $12,520 as compared to $0 for the same nine month period ended November 30, 2008.    The overall decrease in interest expense for the three and nine month periods is attributed to the fact that we had a smaller dollar amount of debentures outstanding in the nine month period ended November 30, 2009 than we did in the same nine month period a year ago.

During the three months ended November 30, 2009, Unico experienced a net loss in the amount of $1,365,137 or approximately ($0.00) per share, compared to a net loss of $1,301,999 or approximately ($0.13) per share for the same period in 2008.  Unico attributes the $63,138 increase in net loss for the three month period ended November 30, 2009 compared to the three month period ending November 30, 2008, largely to the increase in operating expenses, partially offset by a decrease in interest expense.  During the nine months ended November 30, 2009, Unico experienced a net loss in the amount of $4,086,398 or approximately ($0.02) per share, compared to a net loss of $4,252,953 or approximately ($0.43) per share for the same period in 2008.  Unico attributes the $166,555 decrease in net loss for the nine month period ended November 30, 2009 compared to the nine month period ending November 30, 2008, to a combination of decreases in interest expense associated with debenture financing offset partially by an increase in overall operating expenses due mainly to an increase in depreciation and accretion and general and administrative expense.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of November 30, 2009 the Company had a deficit in working capital of $19,088,568.  The Company has accumulated $69,339,891 of net operating losses through November 30, 2009, which may be used to reduce taxes in future years through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its Deer Trail Mining Company, LLC subsidiary.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $270,707 in the nine month period ended November 30, 2009, from a deficit of ($12,442,081) as of February 28, 2009 to a deficit of ($12,712,788) as of November 30, 2009.

The Company’s cash as of November 30, 2009, when combined with $95,000 of additional cash the Company received in December, 2009, and January 2010, will sustain operations for approximately 30 days.  The Company needs to raise approximately $5,500,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations, of which approximately $1,500,000 is needed in the next 120 days.  The Company effected a reverse stock split of its issued and outstanding shares on June 30, 2008 in an effort to permit the Company to have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $7,665,714 of convertible debentures into shares of the Company’s common stock.  These additional authorized, but unissued, shares will allow the Company to raise additional capital through the sale of shares of restricted common stock.

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

Capital Expenditures

The Company sold/traded $14,700 of property during the three months ended November 30, 2009.  The Company anticpates that it may spend, approximately $400,000 for additional capital expenditures during the balance of its current fiscal year.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, our principal executive officer and principal financial officer, Mark A. Lopez and Kenneth C. Wiedrich, respectively, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of November 30, 2009.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

This quarterly report contains financial statements that have been restated.  The financial statements were restated to correct an error.  The error did not occur as a result of ineffective controls over our financial reporting.  The error occurred because of complex accounting issues.  During the last fiscal quarter ended November 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs allege that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The plaintiffs seek no less than $20 million in damages from the named defendants, as well as injunctive relief, interest, attorney's fees, and court costs.  The defendants deny any liability, and are defending the lawsuit.    Since the claims are made against officers, a director and other third parties, Unico does not believe that its assets are at risk in this proceeding except to pay legal defense costs until the insurance deductible has been met, and unless the plaintiffs are successful in obtaining an award in excess of the insurance policy limits.  The parties have tentatively reached a settlement, subject to court approval, pursuant to which Unico’s insurance company will pay $850,000 (the “Settlement Award”) to Unico on behalf of two Unico officers and one Unico director, and Unico will agree to certain restrictions and limitations affecting Unico’s governance procedures, its ability to enter into financing transactions with certain persons, and restricting Unico from issuing its stock pursuant to Section 3(a)(10) of the Securities Act of 1933 in connection with settling debt arising from Unico financing activities.  Plaintiff’s attorney’s fees and expenses will be paid, and an incentive award will be paid, from the Settlement Award, in such amounts approved by the court.  Notice of the proposed settlement has been sent to Unico shareholders.  A press release more fully describing the terms of the settlement has been published on Unico’s website at www.unicomining.com.  Unico is seeking court approval of the settlement.

On September 30, 2008, a lawsuit was filed by Cache Valley Electric Company against Unico, Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 080921346) in which the plaintiff alleges that it provided goods and services to Unico in the amount of $191,615, for which it has not received payment.  The plaintiff alleges that Unico breached the contract by failing to pay for the goods and services, and is seeking a money judgment against Unico in the amount of $191,615 together with interest thereon at the statutory rate and court costs.  On March 2, 2009, a Default Judgment was entered against Unico in the amount of $216,291.  Unico subsequently entered into the Unico Incorporated Settlement Agreement, dated March 27, 2009 (“Settlement Agreement”).  The Settlement Agreement provides that Unico is to pay Cache Valley Electric Company $216,291as follows: Unico is to make six monthly payments in the amount of $6,000 per month beginning April 25, 2009; six monthly payments of $10,000 per month beginning October 25, 2009; seven monthly payments of $15,000 per month; and a final monthly payment of $15,291.  The Settlement Agreement further provides that if the payments are made as set forth above, no further action will be taken against Unico.  If the payments are not received within a ten-day grace period following the respective due dates, the entire unpaid balance less any payments made will become due and payable immediately, and no rights as to the recovery of that amount, including all legal fees, court costs, and interest due will have been waived by virtue of the Settlement Agreement.  The Settlement Agreement further provides that when the settlement amount is fully funded, Cache Valley Electric Company is to execute and file a Release of Judgment for the full amount of the claim.  Finally, the Settlement Agreement provides that if a Lien against Unico has been filed, Cache Valley Electric Company is to file a Release of Lien with the clerk of the Third Judicial District Court for Salt Lake County immediately upon receipt of the final payment.  As of the filing date of this report, Unico is current in its payment obligations under this settlement.

 On or about January 5, 2009, a lawsuit was filed by Atlas Mining Company, an Idaho corporation, dba Atlas Fausett Contracting against Deer Trail Mining Company, LLC in the Sixth Judicial District Court for Piute County, State of Utah (Case No. 0090600001) in which the plaintiff alleged that it provided certain mine rehabilitation services and materials with respect to the Deer Trail Mine pursuant to a written contract for which it has not been paid.  The plaintiff alleged that Deer Trail Mining Company, LLC breached the contract by failing to pay for the services and materials, and sought a money judgment against Deer Trail Mining Company, LLC for at least $182,144 plus interest at 18% per annum, plus costs.  Plaintiff also sought a court order adjudging a mining lien filed by the plaintiff against the Deer Trail Mine on or about July 9, 2008 to be a good and sufficient lien on the Deer Trail Mine securing payment of the obligations under its contract with Deer Trail Mining Company, LLC, and ordering that the Deer Trail Mine be foreclosed and sold by the sheriff of Piute County, with the sales proceeds being applied against the amount due and owing to plaintiff from the Deer Trail Mining Company, LLC and to the foreclosure costs.  Deer Trail Mining Company, LLC filed an Answer denying liability. The  parties reached a settlement of the lawsuit on November 6, 2009, pursuant to which Unico is to make payments of $67,363.44 on November 30, 2009, $67,363.44 on December 31, 2009, $40,000 on January 30, 2010, $40,000 on February 28, 2010, $40,000 on March 30, 2010, and $123.72 on May 30, 2010.  Unico made the November 30, 2009 payment, but Unico has not yet made the December 31, 2009 payment.  Unico is attempting to negotiate an extension of the December 31 payment due date.  The settlement agreement provides that if any payment is not received within five days of its due date, Atlas Mining Company has the immediate right to have a judgment by consent entered, to execute on the judgment, and to proceed with a foreclosure sale of the Deer Trail Mine, without any interference by Deer Trail Mining Company or Unico.

Unico received a Subpoena Duces Tecum dated November 3, 2008 captioned “In the Matter of Certain Unregistered Offerings/HO-10859” requesting copies of various documents, most of which are related to certain fund raising efforts in which Unico engaged through the issuance of convertible debentures, and the settlements of many of those convertible debentures that Unico defaulted on.  The holders of the debentures or their assignees filed a large number of actions in Florida State Court which were eventually settled by Unico, Incorporated and the various debenture holders/assignees by agreeing to issue substantial number of shares of Unico common stock at prices that were significantly discounted from the then existing market prices for Unico shares, in court approved settlements.  Certain officers and/or directors of Unico received similar subpoenas from the SEC, and depositions of those officers or directors were taken.  Unico and/or those officers and directors produced various documents in response to the subpoenas.  No action has been taken by the Securities and Exchange Commission against Unico and/or its officers and directors.

Item 1A.    Risk Factors.

A “smaller reporting company” (as defined by Item 10 of Regulation S-K) is not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended May 31, 2009, the Company issued $262,500 of convertible debentures to Moore Investment Holdings.  During the quarter ended August 31, 2009, the Company issued $825,000 of convertible debentures that were used primarily to support subsidiary operations.  During the quarter ended November 30, 2009, the Company issued $382,000 of convertible debentures that were used primarily to support subsidiary operations.  The Debentures are due in 180 days from their issuance dates, bear interest at 8% per annum, and provide that the principal amount and accrued interest are convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to delivering the notice of conversion.  The cash from the issuance of the debentures was used for operations.

During the quarter ended November 30, 2009, the Company issued 395,692,258 post-reverse split shares of its common stock on the conversion of $712,855 principal and $2.445 interest on the terms of the outstanding debentures, at a discount of 50% from the closing bid price for the Company’s common stock on the date of each conversion

All of the shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  Each of the recipients received disclosure information concerning Unico.  The certificates representing the shares issued were all appropriately restricted, except in those situations where shares could be issued without a restricted legend in reliance on Rule 144 (b) (1).

As of November 30, 2009, there are approximately $7,665,714 of outstanding convertible debentures and the holders of these debentures have the right to convert them to shares of the Company’s common stock.  Approximately $518,422 of these debentures are convertible at a 20% discount from the bid price of Unico’s common stock as of the time of conversion, and the balance are convertible at a 50% discount from the bid price of Unico’s common stock as of the time of conversion.

All of the Debentures and shares of common stock were issued without payment of any underwriting discounts or commissions, and without the assistance of an underwriter.

For information concerning sales of other convertible debentures or shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2007, February 29, 2008 and February 28, 2009, or during the first two fiscal quarters of the current fiscal year, please refer to Unico's annual reports on Form 10-KSB for the fiscal year ended February 28, 2007, and Form 10-K for the fiscal years ended February 29, 2008 and February 28, 2009, respectively, or to Unico’s quarterly reports on From 10-Q for the quarters ended May 31, 2009 and August 31, 2009.

Item 3.    Defaults Upon Senior Securities.

As of February 28, 2009 the Company had $8,066,952 of convertible debentures that were due and payable.  Of this amount, $7,448,952 were in default.

As of November 30, 2009, the Company had $7,665,714 of convertible debentures of which $6,458,714 are in default and are due to the following:

Moore Investment Holdings, LLC	$5,248,298
Joseph Lopez	$114,466
Ray Brown	$403,956
C. M. Anderson and third parties	$691,996
Total in default	$6,458,714

Of the remaining debentures that are due and payable, $380,000 defaulted in December, 2009, and $105,000 will default in January, 2010, and $340,000 will default in February, 2010, if not paid.

The Company has also recorded a liability for the 20% to 50% discount conversion rights of the debentures.  As of November 30, 2009 the total liability of the beneficial conversion for the debentures is $7,562,032 and the total liability for the interest portion of the debentures is $1,258,961.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

On January 12, 2010, Unico established an Audit Committee and adopted an Audit Committee charter.  Ernest H. Kuhn, Edward E. Winders and David A. Gillespie were appointed to the Audit Committee to serve for a period of one year.  Ernest H. Kuhn was appointed Chairman of the Audit Committee.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.142	Convertible Debenture No. 201 for $62,500 dated March 13, 2009 issued to Moore Investment Holdings, LLC	(1)
10.143	Convertible Debenture No. 202 for $40,000 dated April 3, 2009, issued to Moore Investment Holdings, LLC	(1)
10.144	Convertible Debenture No. 203 for $40,000 dated April 20, 2009 issued to Moore Investment Holdings, LLC	(1)
10.145	Convertible Debenture No. 204 for $45,000 dated April 27, 2009 issued to Moore Investment Holdings, LLC	(1)
10.146	Convertible Debenture No. 205 for $65,000 dated May 22, 2009 issued to Moore Investment Holdings, LLC	(1)
10.147	Convertible Debenture No. 206 for $10,000 dated May 28, 2009 issued to Moore Investment Holdings, LLC	(1)
10.148	Convertible Debenture No. 207 for $150,000 dated June 1, 2009 issued to Moore Investment Holdings, LLC	(2)
10.149	Convertible Debenture No. 208 for $10,000 dated June 9, 2009 issued to Moore Investment Holdings, LLC	(2)
10.150	Convertible Debenture No. 209 for $200,000 dated June 11, 2009 issued to Moore Investment Holdings, LL	(2)
10.151	Convertible Debenture No. 210 for $10,000 dated June 18, 2009 issued to Moore Investment Holdings, LLC	(2)

10.152	Convertible Debenture No. 211 for $10,000 dated June 25, 2009 issued to Moore Investment Holdings, LLC	(2)
10.153	Convertible Debenture No. 212 for $10,000 dated July 1, 2009 issued to Moore Investment Holdings, LLC	(2)
10.154	Convertible Debenture No. 213 for $20,000 dated July 16, 2009 issued to Moore Investment Holdings, LLC	(2)
10.155	Convertible Debenture No. 214 for $75,000 dated July 27, 2009 issued to Moore Investment Holdings, LLC	(2)
10.156	Convertible Debenture No. 215 for $20,000 dated August 10, 2009 issued to Moore Investment Holdings, LLC	(2)
10.157	Convertible Debenture No. 216 for $50,000 dated August 14, 2009 issued to Moore Investment Holdings, LLC	(2)
10.158	Convertible Debenture No. 217 for $20,000 dated August 25, 2009 issued to Moore Investment Holdings, LLC	(2)
10.159	Convertible Debenture No. 218 for $250,000 dated August 31, 2009 issued to Moore Investment Holdings, LLC	(2)
10.160	Convertible Debenture No. 219 for $10,000 dated September 22, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.161	Convertible Debenture No. 220 for $20,000 dated September 24, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.162	Convertible Debenture No. 221 for $20,000 dated September 25, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.163	Convertible Debenture No. 222 for $10,000 dated October 4, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.164	Convertible Debenture No. 223 for $80,000 dated October 9, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.165	Convertible Debenture No. 224 for $12,000 dated October 15, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.166	Convertible Debenture No. 225 for $20,000 dated October 23, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.167	Convertible Debenture No. 226 for $50,000 dated November 3, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.168	Convertible Debenture No. 227 for $20,000 dated November 5, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.169	Convertible Debenture No. 228 for $40,000 dated November 12, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.170	Convertible Debenture No. 229 for $20,000 dated November 17, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.171	Convertible Debenture No. 230 for $75,000 dated November 24, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.172	Convertible Debenture No. 231 for $5,000 dated November 27, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)

Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended May 31, 2009 filed on July 14, 2009.

(2)   Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended August 31, 2009 filed on    October 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: January 14, 2009	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer