Form 10-K
period 2010-02-28
UNICO INC /AZ/
filed 2010-06-15
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

or

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-30239

UNICO, INCORPORATED

(Exact name of registrant specified in its charter)

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the voting and non-voting common equity was last sold, or the average bid and asked price of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.  $1,713,902, based on the last sale price of $.0061, as reported on the OTC bulletin board on August 31, 2009.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The Registrant had 4,858,273,975 shares of common stock, $0.001 par value, outstanding as of May 24, 2010.

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

Unico has been engaged in exploration and testing at the Deer Trail Mine through its subsidiary, Deer Trail Mining Company, LLC (“Deer Trail Mining Company” or “DTMC”). Future exploration, if any, at the Silver Bell Mine will be conducted through Unico's subsidiary, Silver Bell Mining Company, Inc. ("SBMC").

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

In July 2007, Deer Trail Mining Company completed the purchase of the claims covered by the Deer Trail Lease.  A total of $4,000,000 was paid to purchase the property over a period of approximately three years.  The purchase of the claims also included the purchase of certain water rights as described in Item 2 of this report.

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

Prior to June 2004, Unico worked to explore and reopen the Deer Trail Mine.  Since June 2004, Deer Trail Mining Company has assumed exploration activities, ownership and management control of the Deer Trail Mine.  Deer Trail Mining Company presently has 2 full time employees, 1 part time employee and consultants. Since 2004, Deer Trail Mining Company, LLC has engaged in significant exploration work at the Deer Trail Mine for which information has been provided in previous periodic reports filed by Unico.

Deer Trail Mining Company currently has in place a Large Scale Mining permit with The State of Utah’s Division of Oil Gas and Mining. The permit file # M10311003 is available for public viewing at the Division of Oil Gas and Mining’s Salt Sale City’s office.  Deer Trail recently received approval for the addition of a second tailings disposal impoundment, the construction permit was granted because of the low potential for contamination to the ground water, as a result of the application of best available technology, the proposed impoundment is likely to have de minimis effect on ground water quality. Under these conditions the project qualifies for permit-by-rule Status under R317-6-6.2(A)(25) of the Utah ground water protection code.

Mill Tailings Current Extraction Plans

The grade and tonnage of the tailings and dumps present at the Upper Mine site will be re-confirmed by reverse circulation or any other suitable means of drilling.  All economically prospective mill tailings and dumps existing on the property, as well as possibly from other nearby mines will be re-processed and the precious metals contained within them recovered.  This will be accomplished when metallurgical test work determines the best method of recovery and the required equipment has been installed and activated.

Exploration Time Table and Budget

Additional exploration is being planned and is part of the 12 month plan presented in the plan of operation.

Plans to Conduct Exploration

The budget for the exploration portion of the work presented in the 12 month plan is $2,500,000

Funding for Exploration Programs

It is anticipated that funding for most exploration programs will be generated through one or more of the following:

1.

Profits from the sale of Au-Ag-Zn-Pb-Cu concentrate.

2.

Acquiring joint venture partners.

3.      Private stock placements.

Silver Bell Mining Company, Inc.

Silver Bell Mining Company, Inc. was incorporated in the State of Utah on April 26, 1993. It has acquired the mineral rights to 26 patented mining claims located in American Fork Canyon, Utah County, Utah, which is organized into three separate parcels. The claims contain mining properties that have not been mined for production since 1983. The properties were mined primarily for silver, lead and zinc. There are no known, proven or probable reserves on the property.

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine through 2004. It is possible that Silver Bell Mining Company may conduct further exploration work to evaluate the claims, but for the foreseeable future, Unico is concentrating its exploration efforts on the Deer Trail Mine.  Silver Bell Mining Company anticipates that if there are any future mining activities at the Silver Bell Mine, materials mined will be transported to the Deer Trail Mine site where they can be crushed, milled and processed.  Silver Bell Mining Company may also seek a joint venture mining partner to jointly develop the Silver Bell Mine, if any future exploration work suggests that future mining is commercially viable.

Bromide Basin Mining Company, LLC

Unico has a wholly-owned subsidiary known as the Bromide Basin Mining Company, LLC which was formed for the purpose of conducting mine exploration activities at the Bromide Basin Mines.  The lease and purchase option on this property expired on October 31, 2007.  The Company chose not to extend it or pursue the purchase option.

Plan of Operation

During the next 12 months, the Company’s plan of operation is to raise additional funds for investment into its subsidiary Deer Trail Mining Company. Depending on the actual level of funding obtained, the following activities are planned:

•

Development, exploration and operating activities to recommence production at upper Deer Trail Mine;

•

Installation of processing circuit, including tailings ponds, permits and upgrades to the primary circuit;

•

Research and testing to obtain 43-101 technical report;

•

Underground rehabilitation of the lower Deer Trail Mine 8600 area, including upgrades to electrical and mine drifting to support exploration;

•

Initial exploration program for the lower Deer Trail Mine 8600 area;

•

Additional exploration of the lower Deer Trail Mine 3400, 4400 and 6600 areas;

•

Research and testing on the Mississippian Redwall Limestone area;

•

Research on the Deer Trail Mine Porphyry.

Smelting and Refining

It is expected that the processing of concentrates generated from the mill will take place on site.  Gold, silver and tellurium will be extracted from the concentrates.  All base metals will be stored to be shipped later in rail car lots to smelters in Canada or Mexico.

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

Employees

During the fiscal year ended February 28, 2010 the Company and its subsidiaries had a total of 16 employees. Currently, the Company including subsidiaries has 5 full time employees, 1 part time employee and 4 consultants.  The full time employees include a CEO, CFO, Executive Vice President, and geologist. In the event the exploration activities are successful, additional employees may be added in the future.

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

During approximately the last two years Unico has received some minor citations from MSHA and fines have been assessed. Unico currently owes $8,110 in existing fines.

Cost and Effect of Compliance with Environmental Laws

Environmental regulations and guidelines have been established by state and federal agencies to insure that the environment is not permanently adversely impacted. Deer Trail Mining Company presently has $222,014 in reclamation bonds with the U.S. Forest

Service and the Utah Division of Oil, Gas and Mining. As Unico expands its exploration activities it will become necessary to comply with further regulations for larger operations and more bonding will be required from time to time. Permitting will be an ongoing function of Unico's operations.

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

Unico’s code of ethics was filed as an exhibit to Form 10-KSB for the year ended February 28, 2006

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of their activities to the Board.  Such responsibilities shall exclude but shall not be limited to, the selection, and if necessary the replacement of the Company's independent auditors, review and discuss with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. Unico’s has adopted a new audit committee charter which is attached to this Annual Report on Form 10-K for the Year Ended February 28, 2010.

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

We will need to raise additional capital to finance operations

Past operations have relied on monies generated from external financing to fund our operations.  Even though, we anticipate that we may generate revenues in the coming year we will still need to raise substantial amounts of capital to provide for payment of existing liabilities and to conduct future operations.  External financing will be required for future expansion as well.  We cannot assure you that financing whether from external sources or related parties will be available on favorable terms, or at all.  The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing may result in the need to curtail or cease business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages, which means that we may not be able to continue operations unless we obtain additional funding

The report of our independent accountants on our February 28, 2010 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Most of our officers and directors lack previous mining experience; and this may affect the Company’s ability to succeed

It should be noted that not all of the officers and directors of Unico have technical training and experience with exploring for, starting, and/ or operating a mine, and as such may not be fully aware of many specific requirements and important factors related to this industry.  Charles M. Madsen, the Company’s executive vice president is the only officer or director with an extensive mining background. This lack of mining experience may affect decisions made by management, and ultimately the operations, and financial results of the Company.

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

We could fail to retain or attract key personnel

Our future success depends, in significant part, on the continued services of our Senior Executive Officers.  We cannot assure you that we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on our Senior Executive Officers.

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

Our common stock may be affected by limited trading volume and its price may fluctuate significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will continue.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Inasmuch as that the current bid and ask price of our common stock is less than $5.00 per share, our shares are classified as “penny stock” under the rules of the SEC.  For any transaction involving a penny stock, unless exempt, the rules require:

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

DESCRIPTION OF PROPERTY

Deer Trail Mining Claims

In July 2007, Deer Trail Mining Company completed the purchase of the claims covered by the Deer Trail Lease.  A total of $4,000,000 was paid to purchase the property over a period of approximately three years.  The purchase of the claims also included the purchase of a fifty percent (50%) interest in Water Right No. 63-37, said fifty percent (50%) portion including a maximum flow of 0.125 cubic feet of water per second and a maximum annual diversion of 90.5 acre feet of water from Three Mile Spring for year-

round mining purposes.  The purchase of the claims also included a fifty percent (50%) interest in a contractual right to use water diverted under Water Right No. 63-3043 as evidenced and described in the Agreement between Cottonwood Irrigation Company and Deer Trail Development Corporation dated July 28, 1977.  The fifty percent (50%) interest in the contractual water right allows Deer Trail Mining Company to truck not more than 2,500 gallons of water per week from the Cottonwood Creek to the Deer Trail Mine for mining activities during the irrigation season (April 15 to October 15), and possibly more during the remaining portion of each year.

Deer Trail Mining Company also obtained a lease from Crown Mines, L.L.C. of the remaining fifty percent (50%) interest in Water Right No. 63-37 and the remaining 50% interest in the contractual water right (Water Right 63-3043).  The lease is for an initial term of 5 years for no rent.  The lease may be terminated by Crown Mines, L.L.C. upon 12 months’ written notice if Crown Mines determines that the water rights covered by the lease are necessary for the operation and development of any of Crown Mines’ mining claims or for other permitted uses.  The lease may be extended if Crown Mines determines that the water rights covered by the lease are not required for the operation and development of any of Crown Mines’ mining claims or for other permitted uses during the extension period, provided that the parties can agree on other terms including a price or rent for the extended term.

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

Unico leased the property effective June 1, 1992. Unico has taken a few small lots of mineralized materials from the stopes in the 8600 area of the PTH tunnel for testing and evaluation purposes, and has identified several targets within those workings. In April

2001, Unico began limited exploration activities which were concentrated in the 3400 area of the mine until underground exploration activities temporarily stopped in October 2003. Unico transferred all rights and obligations to the Deer Trail Mining Company in June 2004. Deer Trail Mining Company purchased the claims in July 2007, and is the current owner and operator of the Deer Trail Mine. Deer Trail Mining Company resumed underground exploration activities at the Deer Trail Mine in late 2004.  Underground exploration activities have focused on infrastructure improvements during this past fiscal year along with continuing the exploration and testing of mineralized areas.

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

Milling Facilities - In 2000, Unico purchased approximately 680 acres of raw ground located in Piute County, State of Utah adjacent to the existing Deer Trail Mine property for the purpose of establishing a mill site on the property and to use as a place to store waste rock from mining operations, and for other general mining and business purposes.  In 2000 Unico began constructing a 250 ton/day floatation mill at the old town site of Alunite to process mineralized areas from both the 3400 and 8600 Areas of the mine.  The facility was completed in 2007 and was active until mid-January 2009 when activities were temporarily suspended.

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

Upper Mine Current Extraction Plan - Extreme high-grading of the deposit took place because of the mine’s relatively remote location and need to maximize the value/ton of mineralized materials as well as to reduce transportation cost; the cut-off grade was reportedly 0.5 opt Au. Thus a considerable amount of material that was formerly considered waste but that is now economic at 2010 prices remains in the workings as both un-mined wallrock and mineralized coarse back-fill (gob).

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

8600 Area Current Extraction Plan –The re-development of the 8600 Area is currently being planned and once funds are available, the grade and tonnage lying ahead of the 1980 working face ahead will be documented.  Subsequently, minimal rehabilitation of the workings will be implemented and a critical new escape-way (raise) mandated by MSHA regulations will be undertaken, and mining resumed.

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

Silver Bell Mine

In 2000, Unico acquired all of the issued and outstanding shares of stock of Silver Bell Mining Company, Incorporated, a Utah corporation.  Silver Bell Mining Company, Incorporated was incorporated in the State of Utah on April 26, 1993. It has acquired the mineral rights to 26 patented mining claims located in American Fork Canyon, Utah County, Utah, which is organized into three separate parcels. The claims contain mining properties which have not been mined for production since 1983. The properties were mined primarily for silver, lead and zinc. There are no known, proven or probable reserves on the property.

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

Silver Bell Mining Company conducted some exploration work on the Silver Bell Mine in Summer, 2003 through 2004.  Future exploration, if any, at the Silver Bell Mine will be conducted through Unico's subsidiary, Silver Bell Mining Company, Inc. Unico intends to focus its efforts on the Deer Trail Mine for the immediate future

Principal Offices

Our principal offices are located at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108. We lease on a month-to-month basis.  We believe our office space is suitable for our needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs alleged that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The parties reached a settlement which was approved by the court, pursuant to which Unico’s insurance company paid $448,828 for attorney’s fees to Plaintiff’s counsel and $28,672 for reimbursement of expenses.  An incentive award of $7,500 was paid to each of the named plaintiffs.  Unico agreed to certain restrictions and limitations affecting Unico’s governance procedures, its ability to enter into financing transactions with certain persons, and restricting Unico from issuing its stock pursuant to Section 3(a)(10) of the Securities Act of 1933 in connection with settling debt arising from Unico financing activities.  A press release more fully describing the terms of the settlement has been published on Unico’s website at www.unicomining.com.  The court has approved the settlement and this litigation has concluded.

 On September 30, 2008, a lawsuit was filed by Cache Valley Electric Company against Unico, Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 080921346) in which the plaintiff alleges that it provided goods and services to Unico in the amount of $191,615, for which it has not received payment.  The plaintiff alleges that Unico breached the contract by failing to pay for the goods and services, and is seeking a money judgment against Unico in the amount of $191,615 together with interest thereon at the statutory rate and court costs.  On March 2, 2009, a Default Judgment was entered against Unico in the amount of $216,291.  Unico subsequently entered into the Unico Incorporated Settlement Agreement, dated March 27, 2009 (“Settlement Agreement”).  The Settlement Agreement provides that Unico is to pay Cache Valley Electric Company $216,291 as follows: Unico is to make six monthly payments in the amount of $6,000 per month beginning April 25, 2009; six monthly payments of $10,000 per month beginning October 25, 2009; seven monthly payments of $15,000 per month; and a final monthly payment of $15,291.  The Settlement Agreement further provides that if the payments are made as set forth above, no further action will be taken against Unico.  If the payments are not received within a ten-day grace period following the respective due dates, the entire unpaid balance less any payments made will become due and payable immediately, and no rights as to the recovery of that amount, including  all legal fees, court costs, and interest due will have been waived by virtue of the Settlement Agreement.  The Settlement Agreement further provides that when the settlement amount is fully funded, Cache Valley Electric Company is to execute and file a Release of Judgment for the full amount of the claim.  Finally, the Settlement Agreement provides that if a Lien against Unico has been filed, Cache Valley Electric Company is to file a Release of Lien with the clerk of the Third Judicial District Court for Salt Lake County immediately upon receipt of the final payment.  Unico made payments under the settlement through November 2009, and is currently behind in its payment obligations under the settlement.

On or about January 5, 2009, a lawsuit was filed by Atlas Mining Company, an Idaho corporation, dba Atlas Fausett Contracting against Deer Trail Mining Company, LLC in the Sixth Judicial District Court for Piute County, State of Utah (Case No. 0090600001) in which the plaintiff alleged that it provided certain mine rehabilitation services and materials with respect to the Deer Trail Mine pursuant to a written contract for which it has not been paid.  The plaintiff alleged that Deer Trail Mining Company, LLC breached the contract by failing to pay for the services and materials, and sought a money judgment against Deer Trail Mining Company, LLC for at least $182,144 plus interest at 18% per annum, plus costs.  Plaintiff also sought a court order adjudging a mining lien filed by the plaintiff against the Deer Trail Mine on or about July 9, 2008 to be a good and sufficient lien on the Deer Trail Mine securing payment of the obligations under its contract with Deer Trail Mining Company, LLC, and ordering that the Deer Trail Mine be foreclosed and sold by the sheriff of Piute County, with the sales proceeds being applied against the amount due and owing to plaintiff from the Deer Trail Mining Company, LLC and to the foreclosure costs.  Deer Trail Mining Company, LLC filed an Answer denying liability. The parties reached a settlement of the lawsuit on November 6, 2009, and the plaintiff has since been paid in full.  This litigation has been dismissed.

ITEM 4.

(REMOVED AND RESERVED)

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “UNCO”. The following table sets forth the trading history of the common stock on the Bulletin Board for each quarter during the last two fiscal years ended February 28, 2010, as reported by Dow Jones Interactive and/or Pink Sheets, LLC. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.   The quotations have been adjusted to reflect the Company’s 1 for 500 reverse stock split that occurred June 30, 2008, as though the reverse stock split had occurred February 28, 2007.

Quarter Ending	Quarterly High	Quarterly Low
5/31/2008	$.35	$.20
8/31/2008	$1.00	$.02
11/30/2008	$.21	$.025
2/28/2009	$.05	$.004
5/31/2009	$.003	$.044
8/31/2009	$.005	$.03
11/30/2009	$.0012	$.0068
2/28/2010	$.0002	$.001

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

Holders of Record

As of May 25, 2010 there were approximately 628 holders of record of the Company’s common stock.  The Company believes it has approximately an additional 7,500 beneficial owners who hold shares through brokerage accounts and/or in street name.

Dividends

We have not paid any dividends during the last two fiscal years ended February 28, 2010, or since then. We currently intend to retain any earnings to finance the development and expansion of our operations and do not anticipate paying cash dividends or making any other distributions on our shares of common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors on the basis of various factors, including our results of operations, financial condition, business opportunities and capital requirements.

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

Recent Sales of Unregistered Securities

From March 1, 2009 through February 28, 2010, Unico issued convertible debentures (“Debentures”) aggregating approximately $1,789,000 to Moore Investment Holdings, LLC that were unpaid, and of which $1,087,500 are presently in default.  The Debentures provide that the principal amount and accrued interest are convertible, at the option of the holders of the Debentures, into shares of Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to the notice of conversion.

From March 1, 2009 through February 28, 2010, 2,836,956,605 shares of Unico’s common stock were issued in connection with the exercise of conversion rights by the holders of the Debentures, 34,833,333 shares of common were issued for cash, and 8,800,000 shares of common stock were issued for services.  All of these shares were issued in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  Certificates representing the shares were appropriately restricted, except as removal of the restricted legend was permitted under Rule 144(b)(1).

For information concerning sales of shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the prior fiscal years ended February 28, 2009 and February 29, 2008 please refer to Unico's annual reports on Form 10-K or 10-KSB for the fiscal years ended February 28, 2009, and February 29, 2008, respectively, and to Unico’s quarterly reports on Form 10-QSB or Form 10-Q for the quarters ended May 31, 2009 and 2008, August 31, 2009 and 2008 and November 30, 2009 and 2008.

Equity Compensation Plans

For information concerning the Company’s Independent Director Compensation Plan, see Item 11. Executive Compensation - Compensation pursuant to plans; pension table in this Annual Report on Form 10-K.

The Company currently has no other approved compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 6.

SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information specified by this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

During the next 12 months, the Company’s plan of operation is to raise additional funds for investment into its subsidiary Deer Trail Mining Company. Depending on the actual level of funding obtained, the following activities are planned:

•

Development, exploration and operating activities to recommence production at upper Deer Trail Mine;

•

Installation of processing circuit, including tailings ponds, permits and upgrades to the primary circuit;

•

Research and testing to obtain 43-101 technical report;

•

Underground rehabilitation of the lower Deer Trail Mine 8600 area, including upgrades to electrical and mine drifting to support exploration;

•

Initial exploration program for the lower Deer Trail Mine 8600 area;

•

Additional exploration of the lower Deer Trail Mine 3400, 4400 and 6600 areas;

•

Research and testing on the Mississippian Redwall Limestone area;

•

Research on the Deer Trail Mine Porphyry..

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $8,380,000 in new equity.  Subsequent to the fiscal year ending February 28, 2010, the Company received $201,500 through the issuance of new convertible debentures to Moore Investment Holdings, LLC.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $8,178,500 during the fiscal year ending February 28, 2011 to fulfill the 12-month plan.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of February 28, 2010 the Company had $23,381 in current assets and $19,335,990 in current liabilities.  As of February 28, 2010 the Company’s total liabilities exceeded total assets by approximately $13,033,746.  The Company has accumulated approximately $71,010,758 of net operating losses through February 28, 2010, which may be used to reduce taxes in future years through 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. The Company’s auditors have included a “going concern” footnote in the Company’s financial statement indicating that the Company has not yet established any revenues with which to cover the Company’s operating costs and to allow the Company to continue as a going concern.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs.

The flotation circuit of the mill has been completed but additional funds are required to complete the tailings pond and other processes before full scale production can begin.  In the event that the Company is not able to raise the capital needed to get into full production, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $591,665 in the year ended February 28, 2010, from a deficit of ($12,442,081) as of February 29, 2009 to a deficit of ($13,033,746) as of February 28, 2010.

The Company’s cash account as of February 28, 2010 was overdrawn by $868, but as explained above, the Company has raised $201,500 through the issuance of convertible debentures since February 28, 2010 to sustain operations.  As explained above, the Company needs to raise approximately $8,178,500 following the filing of this report to be able to implement the Company’s 12-month plan of operations.  No assurance can be given that the Company will be able to raise the needed funds, or that such funds could be raised on terms acceptable to the Company.  Most of the funds raised during the last year by Unico have been raised through the issuance of debentures that permit the debenture holder to convert the debentures into shares of the Company’s common stock at 50% of the then existing bid price.  Two of the Company’s directors purchased a total of 34,833,333 restricted shares for which they paid a total of $16,000.  The Company anticipates that future funding may occur on better terms than through issuance of debentures at a 50% discount, but no assurance can be given that adequate funding will be available on such terms, if at all.

Results of Operations

Unico reported no revenues for the fiscal year ended February 28, 2010.  Unico reported no revenues for the fiscal year ended February 29, 2009.  Unico anticipates that it will begin to generate revenues from mining operations in the fiscal year ending February 28, 2011.

Unico incurred total operating expenses of $2,780,601during the fiscal year ended February 28, 2010, an increase of $498,941 from the total operating expenses of $2,281,660 incurred during the fiscal year ended February 29, 2009.  The increase was primarily attributed to an increase of $165,420 in depreciation and accretion, an increase of $97,808 in professional fees, and an increase in general and administrative expense of $482,699, partially offset by a decrease of $151,486 in salaries and wages and a decrease of $95,500 in drilling, exploration and maintenance expense due to operations being cut back when the Company was unable to sell the concentrates that had been produced.

During the fiscal year ended February 28, 2010, Unico incurred interest expense of $3,008,715, a decrease of $31,921 from the $3,040,636 of interest expense incurred during the fiscal year ended February 29, 2009. The Company attributes the decrease in interest expense in the later period, to a decrease in the amount of convertible debentures issued for the current period compared to the prior period.  Gain on settlement of debt was $18,399 in the fiscal year ended February 28, 2010, an increase of $18,399 from the $0 gain on settlement of debt incurred in the fiscal year ended February 29, 2009.  The increase in the settlement of debt was based on settling amounts owed to two different companies for a lesser amount than what was originally owed.

For the year ended February 28, 2010 the Company had a net loss of $5,757,265, or approximately ($0.01) per share, attributable to ongoing operations.  Of this loss $3,008,715 was attributable to interest expense from financing operations.  For the year ended February 28, 2009, the Company incurred a loss of $5,316,462, which included $3,040,636 in interest expense from financing operations.  The net loss incurred during the year ended February 28, 2010 was $440,803 more than the net loss incurred in the prior fiscal year.  The over all increase in loss being due to stock awards given to Deer Trail personnel and stock award given to one of the Directors.

Defaults Upon Senior Securities.

As of February 28, 2010 the Company had $7,417,468 of convertible debentures that were due and payable.  Of this amount, $6,715,969 is in default and is due to the following:

Moore Investment Holdings, LLC	$ 5,568,416
Joseph Lopez	114,466
Ray Brown	403,956
C. M. Anderson	75,000
Others	554,131
Total in default	$ 6,715,969

 Of the remaining debentures that are due and payable, $50,000 defaulted in March, 2010, $122,000 defaulted in April, 2010, and $210,000 defaulted in May, 2010.

The Company has also recorded a liability for the 20% to 50% discount conversion rights of the debentures.  As of February 28, 2010 the total liability of the beneficial conversion for the debentures is $7,313,786 and the total liability for the interest portion of the beneficial conversion is $1,346,445.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information specified by this item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements annexed to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of the Board of Directors and with the participation of management, Mark A. Lopez, acting as our chief executive officer, and Kenneth C. Wiedrich, acting as our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of February 28, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and did not identify all data that was  to be record to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.  Journal entries to record stock awards were not initially recorded and adjusting entries were made during the audit process to correct this oversight.  Management has implemented a review process of all board minutes on a monthly basis to insure that all items are accounted for.

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

Based upon this evaluation our management, including the Chief Executive Officer and Principal Financial Officer, has concluded that our internal controls over financial reporting were not effective as of February 28, 2010. Journal entries were not made on a timely basis for actions taken by the board of directors.   Procedures have been implemented by management to insure that all actions taken by the board are accounted for.

During the quarter ended February 28, 2010, there has been no change in our internal controls over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The executive officers and directors of the Company as of May 28, 2010 are as follows:

Name	Age	Position
Mark A. Lopez	46	CEO and Director
Kenneth Wiedrich	63	Chief Financial Officer
Charles Madsen	33	Executive Vice President
C. Wayne Hartle	73	Secretary and Director
Edward E. Winders	67	Chairman of the Board of Director
Stephen. R. Brown	56	Director
Ernest H. Kuhn	58	Director
David A. Gillespie	49	Director
Nova D. Pack	61	Director

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

The business experience for at least the last five years of each of the persons listed above is as follows:

Mark A. Lopez has served as chief executive officer of Unico, Incorporated and as a co-manager of two of Unico's subsidiaries, Deer Trail Mining Company, LLC and Bromide Basin Mining Company, LLC, since September 7, 2004. He has served as a director of Unico since December 2009.  He served as a consultant to Unico from September 2003 until September 2004 when he became CEO. Mr. Lopez has served as a vice president of investments for Ashton Capital Management, Inc., a securities broker dealer, from December 2001. He has been licensed as a registered investment advisor since November, 2001. Mr. Lopez served as a general securities principal for American Pacific Securities, Inc. (formerly known as Sy Leavitt Company, Inc.) from June 1996 through December 2001. He served as a co-manager of KM Income Properties LLC, a real estate investment company, from June 1998 through May 2000. He served as a registered investment advisor with Centurion Capital Management, LLC from October 1998 until February 2001. He also served as a licensed life and disability insurance agent with Alliance Financial Investment Services, Inc. from June 1994 until May 2000.

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

Charles J. Madsen, Mr. Madsen has served as an Executive Vice President of Unico since August, 2009, and has been employed by Unico in various capacities since May of 1999.   Mr. Madsen has over 10 years of experience related to the following: hands-on mill design and construction experience, mining and mineral processing, supply and equipment procurement, expediting, and personnel scheduling.  He also has an intimate knowledge of the historical development and mining of the Upper and Lower Deer Trail Mines.  Mr. Madsen has primary responsibility for the Safety Program on the Deer Trail Mine property and is an MSHA-certified trainer.

C. Wayne Hartle has served as the secretary of Unico since 1990.   Mr. Hartle served as a director of Unico from 1990 until July, 2004 and again from May 2007 to the present.  Mr. Hartle is now retired. Mr. Hartle is the former chief financial officer of Energy and Corrosion Research Company from 1979 to 1981. Mr. Hartle received a degree from Henagers Business College in Salt Lake City, Utah.

Edward E. Winders has been a director of Unico since April, 2009.  He is a professional with over 35 years of high level executive management experience. Dr. Winders, who holds a Ph.D. in Political Science has substantial experience as a Board member and as a senior executive with for-profit firms over his long and distinguished career. In those roles, Dr. Winders was instrumental in developing and implementing strategies and plans for companies facing serious financial challenges, turning them into successful operations. He has played major roles in administrative, planning, financial and business development.

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

Stephen R. Brown, age 56, has been a director of Unico since December 2009.  He has been a principal scientist at New England Research from 1997 through the present and a Visiting Scientist in the Department of Earth and Planetary Sciences at the Massachusetts Institute of Technology from September, 2009 to the present.  He was formerly a Senior Scientist at Applied Research Associates (1996-1997), a member of the Technical Staff at Sandia National Laboratories (1987-1996), a member of the Professional Staff at Schlumberger-Doll Research (1985-1987), and a post-doctoral fellow at Los Alamos National Laboratory (1984-1985).  He was an Adjunct Assistant Professor at Dartmouth College (2000-2006).  He currently is an Adjunct Associate Professor of Geology and Geophysics at the University of Utah (1987-present).  His former professional involvements include being a member of the NAS/NRC Committee on Fracture Characterization and Fluid Flow and a member of the Board of Directors of the American Rock Mechanic’s Association.  Dr. Brown is the son of Ray C. Brown, Unico’s former Chairman of the Board of Directors.

Ernest H. Kuhn, age 58, has been a director of Unico since December 2009.  He is a Certified Public Accountant.  From July 2007 through January 2010, Mr. Kuhn has served as Chief Financial Officer of Tilley Exploration and Development Company, a company in the business of precious metals mining.  From June 2006 through June 2007, Mr. Kuhn served as a controller at NAI Utah Commercial Real Estate Services.  From August 1981 through June 2006, Mr. Kuhn worked in various church departments and subsidiaries, most notably at Property Reserve Inc., a real estate arm of the Church of Jesus Christ of Latter-Day Saints where he held various positions including finance manager from May 1994 through June 2006, Data Processing Manager from January 1992 through May 1994 and Chief Accounting Officer from February 1985 through January 1992.

David A. Gillespie, age 49, has been a director of Unico since December 2009.  He has served as President of DAG Associates, LLC, a specialty consulting firm providing strategic advisory services and contract negotiation support to utility and public sector clients, from May 2006 through the present.  Mr. Gillespie served as the President, Chief Executive Officer and as a Director of New Generation Biofuels Holdings, Inc., from October 2006 through March 2009, an early stage enterprise (traded on NASDAQ) formed to commercialize a proprietary technology for the manufacture of vegetable oil – based renewable fuel.  From 1998 through May 2006, Mr. Gillespie worked at Duke Energy Corporation, where he served as Vice President of Business Development and Asset Management from July 2001 through May 2006.  Prior to that, from 1998 through June 2001, he served as the senior director of Asset Management for Duke Energy Corporation.

Nova Dean Pack, age 61, has been a director of Unico since March 2010.  He is an attorney at law as a member of the State Bar of California. Mr. Pack graduated from the Pepperdine University School of Law in July 1974. Mr. Pack also taught law school as an adjunct professor for four years at the American College of Law in Orange County, California. Mr. Pack has been in full time private practice as an Attorney at Law since December 1974 with current offices in Colton, California. Mr. Pack is a transactional attorney and specializes in business, corporate law, asset protection, estate planning, investment counseling, and tax planning, and has handled numerous transactions over the years in asset acquisitions, real estate, purchases/sales of businesses and options. Mr. Pack has had extensive litigation experience, handling thousands of cases over the past 35 years. The litigation cases ranged from personal injuries to business litigation. Mr. Pack has years of experience as counsel to business owners regarding start up requirements, strategies for expansion, business compliance requirements and capital acquisitions.  Mr. Pack has represented a bank, securities firm, and an insurance company regarding their corporate and licensed activities.

Significant Employees

Other important employees of Unico include the following:

Wayne M. Ash – Has Serve as a consultant to Unico since 2003 and as President of Unico from 2003 to 2009.  From 1986 to the present, Mr. Ash has served as president of Ash & Associates Consulting Ltd. Mr. Ash has evaluated over 100 mineral prospects and potential mining properties in Canada, the United States, Latin America and Asia.  Mr. Ash has 46 years of wide-ranging international experience as a professional mining engineer, and manager of engineering and geology, manager of operations for base and precious metal mines.  In his early years Mr. Ash worked as an underground and open pit miner including Shift Boss.  Countries in which he has conducted major projects as both an employee and consultant include Canada, United States, Indonesia, Mexico, Central America, and South America.   His work includes simultaneous planning for as many as eight mines, safety training, underground mine design and development, reserve calculation, mill design and construction, and major feasibility and processing studies.  Some companies with which he has been associated include Canadian Johns-Manville, Hudson Bay Mining and Smelting, Northair Mines, Adtec Mining Consultants, Candorado, and.  Mr. Ash holds respective Mining Technician and Mining Engineering degrees from the Haileybury School of Mines (Ontario) and Michigan Technological University.  In addition to serving as consultant to Unico, Inc. since 2003 and as President from 2003 to 2009,he is also been a Director of Mosquito Consolidated Gold Mines.

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

Family Relationships

There are no family relationships between any directors or executive officers of Unico, either by blood or by marriage, with the exception that Charles J. Madsen, the Executive Vice President is married to a niece of Stephen R. Brown, a member of the Board of Directors.

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

Meetings

During the fiscal year ended February 28, 2010 the Board of Directors met on seven occasions-  Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors in person or by telephone conference.

Compensation of Directors

For information concerning the Company’s Independent Director Compensation Plan and the compensation of the Company’s Board of Directors, see Item 11. Executive Compensation - Compensation pursuant to plans; pension table and Item 11. Executive Compensation - Compensation of Directors in this Annual Report on Form 10-K.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, Unico believes that its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended February 28, 2010, except for the following:

1.  Ray C. Brown – Mr. Brown filed a Form 4 report on April 30, 2009 to report one transaction, which should have been filed on or before April 28, 2009.  Mr. Brown also filed a Form 4 report on June 17, 2009 to report one transaction which should have been filed on or before June 12, 2009.

2.  C. Wayne Hartle – Mr. Hartle filed a Form 4 report on May 7, 2009 to report one transaction which should have been filed on or before May 5, 2009.  Mr. Hartle also filed a Form 4 report on May 18, 2009 which reported two transactions.  One of the transactions should have been reported through a filing on or before May 5, 2009, and the other transaction should have been reported through a filing on or before May 12, 2009..

3.  Edward E. Winders – Dr. Winders filed a Form 3 report on May 11, 2009 which should have been filed on or before May 8, 2009.  Dr. Winders filed a Form 4 report to report one transaction on September 4, 2009 which should have been filed on or before June 18, 2009.

4.  David A. Gillespie – Mr. Gillespie filed a Form 3 report on February 18, 2010 which should have been filed on or before December 28, 2009.  Mr. Gillespie also filed a Form 4 report to report one transaction on February 18, 2010 which should have been filed on or before February 9, 2010.

5.  Nova D. Pack – Mr. Pack filed a Form 3 report on April 8, 2010 which should have been filed on or before April 5, 2010.

6.  Ernest H. Kuhn – Mr. Kuhn has not yet filed a Form 3 report which should have been filed on or before December 28, 2009.

7.  Stephen R. Brown – Mr. Brown has not yet filed a Form 3 report which should have been filed on or before December 28, 2009.

Code of Ethics

The Company adopted a code of ethics on May 19, 2006.  A copy is available on the Company’s website at www.unicomining.com.  It was filed as Exhibit No. 14 in Unico’s Annual Report on Form 10-KSB for the year ended February 28, 2006. Unico has undertaken to provide to any person, without change, upon request, a copy of the code of ethics.  Requests should be made in writing to Kenneth Wiedrich, CFO, Unico, Incorporated, 8880 Rio San Diego Drive, 8th Floor, San Diego, California  92108.

Audit Committee Expert

Ernest H. Kuhn was brought onto the Board of Directors to serve as the Chairman of the Company’s Audit Committee..  Ernest is a CPA and financial expert and is qualified to serve as the Audit Committee Chairman.  Edward E. Winders and David A. Gillespie serve on the Audit Committee as well

Nominating Committee

The Board of Directors formed a Nominating Committee on May 22, 2010.  The members of the Nominating Committee include Mark A. Lopez, Edward E. Winders, and David A. Gillespie.  The Chairman of the Nominating Committee is Edward E. Winders. The Nominating Committee has not yet established procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Other Committees

Finance Committee- The finance committee is made up of David A. Gillespie, Mark A. Lopez and Edward E. Winders and is chaired by David A. Gillespie.

Compensation Committee- The compensation committee is made up of Edward E. Winders, C. Wayne Hartle and David A. Gillespie and is chaired by Edward E. Winders.

Research, Technical and Operations Committee- The research, technical and operations committee is made up of Stephen R. Brown, C. Wayne Hartle and Mark A. Lopez and is chaired by Stephen R. Brown.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended February 28, 2010 and February 28, 2009 paid to the Company’s chief executive officer, chief financial officer, up to three additional executive officers whose compensation paid by the Company for any of the last two fiscal years exceeded $100,000, and up to two additional persons not serving as executive officers whose compensation paid by the Company for any of the last two fiscal years exceeded $100,000.

Summary Compensation Table

	Annual Compensation			Long Term Compensation

Name and Principal Position	Fiscal Year Ended Feb. 28	Salary	Bonus	Stock Award(s)	All Other Compensation	Total
Mark A. Lopez, CEO	2010	$ 150,000	$-0-	--	--	$ 150,000
Kenneth Wiedrich, CFO	2010	$ 82,000	$-0-	--	--	$ 82,000
Charles Madsen Exec Vice Pres	2010	$ 72,000	$-0-	--	--	$ 72,000
Edward E. Winders	2010	$ 35,000	$-0-	$110,000	--	$ 145,000
Mark A. Lopez, CEO	2009	$ 150,000	$-0-	--	--	$ 150,000
Kenneth Wiedrich, CFO	2009	$ 82,000	$-0-	--	--	$ 82,000
Charles Madsen, Exec Vice Pres	2009	$ 72,000	$-0-	--	--	$ 72,000
Edward E. Winders	2009	$ -0-	$-0-	--	--	$ -0-

Cash compensation

Columns have been omitted from the Summary Compensation Table above for option awards, non-equity incentive plan compensation and changes in pension value and nonqualified deferred compensation earnings since there were none earned by the persons listed in the Summary Compensation Table above.

Except as described above, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the executive officers or directors of Unico named in the Summary Compensation Table above during the fiscal years ended February 28, 2010 and February 28, 2009.  Further, no member of Unico’s management was granted any option or stock appreciation rights during the last two fiscal  years.  Accordingly, no tables relating to such items have been included within this Item 11.

Stock awards

During the fiscal year ended February 28, 2010, Edward E. Winders received a restricted stock award of 5,000,000 shares of Unico’s common stock.  In addition, in September 2009, Unico agreed to give the following stock bonus awards to the following employees:  Wayne Ash - $155,000; Charles J. Madsen - $120,000; Alex Scarborough - $20,000 and Edgar Blanco - $20,000. The shares will be issued upon request of each of the four employees based on the existing market price of the Company’s common stock when an employee requests the shares.  No requests for shares were made during the fiscal year ended February 28, 2010.

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

Compensation pursuant to plans; pension table

There were no stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors during the last two fiscal years ended February 28, 2010.  We have no pension, profit sharing, or other retirement plan covering any of our officers and directors.

At the February 10, 2010 meeting of the Unico Board of Directors, the Board adopted the following compensation plan for its independent directors, which includes both cash compensation and grants of annual options.  Company executives or employees are not eligible for compensation under the plan.

Cash Compensation:

Activity	Compensation
Annual retainer for board membership	$25,000
Annual retainer for the Chairman of the Board of Directors	$40,000
Annual retainer for Audit Committee chairmanship	$10,000
Annual retainer for each other committee chairmanship	$8,000
Annual retainer for each committee membership	$5,000
Meeting fee for board and committee meeting attendance	$1,000

Cash payments of the retainers will be accrued and deferred until the closing of financing a package that yields net proceeds of $1,000,000.

Annual Stock Options:

The Board will approve the granting of options to independent Board members to purchase the Company’s common stock in such amounts as determined by the Board of Directors.  Under the annual option grant portion of the plan, the Board of Directors approved the granting of the following options to the independent members of the Board of Directors on May 22, 2010 which are exercisable at the exercise price of $0.0003 per share (the closing bid price on the day before the options were granted):

Independent Director	Option Shares Granted
Stephen Brown	50,000,000
David Gillespie	150,000,000
Wayne Hartle	30,000,000
Ernest Kuhn	100,000,000
Edward Winders	175,000,000
Nova Pack	30,000

The options do not become exercisable until the Company has a sufficient number of authorized and unissued shares of its common stock available to cover all conversions or exercises of all previously issued convertible securities of the Company and all of the options described above, and they shall be exercisable thereafter for a period of five (5) years.  The Company is obligated to file a Form S-8 registration statement covering the shares to be issued upon exercise of the options.

Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates, except as described in Item 11 of this Annual Report on Form 10-K.

Compensation of Directors

For information concerning the Company’s Independent Director Compensation Plan and the compensation of the Company’s Board of Directors, see Item 11. Executive Compensation - Compensation pursuant to plans; pension table and Item 11. Executive Compensation  - Compensation of Directors in this Annual Report on Form 10-K.In addition, during the fiscal year ended February 28, 2010, Unico paid additional director compensation in the amount of $35,000 to Edward E. Winders and awarded 5,000,000 shares of restricted stock valued at $110,000.  On May 22, 2010, the Board agreed to pay to $135,000 director compensation to Dr. Winders and $85,000 director compensation to David A. Gillespie for fulfilling key roles, beyond what would normally be expected from an Independent Director, and devoting substantial time to the business of the Company including, but not limited to, overseeing, directing and participating in Company strategic organizing, planning and development; finances; management oversight; and new business development and investor relations.  The payment of these amounts is conditioned upon the Company first receiving an amount of new equity and/or debt capital in the aggregate amount of Five Million Dollars $5,000,000 or more, at which time the payments will be made.  These amounts shall be in addition to the amounts they will receive with all other directors as compensation for serving as a director (or Dr. Winders as Chairman).  Forty Five Thousand Dollars of the amount Edward E. Winders will receive shall be payable for services he provided during his first year as a director (in addition to other amounts he has been paid or accrued), and the remaining Ninety Thousand Dollars shall be payable for the second year of services he shall provide as a director.  All of the amount payable to David A. Gillespie shall be for his first year of services as a director.  These payments shall cover not only their past services, but also future services up until such time as the Company first receives new equity and/or debt capital in the aggregate amount of Five Million Dollars $5,000,000.  It is intended that no independent director shall receive in excess of One Hundred Twenty Thousand Dollars $120,000 in any consecutive period of twelve months (excluding compensation for board or board committee service paid to all Company directors and board committee members generally) in keeping with the NASDAQ definition of an independent director.

Director Compensation Table

Unico’s directors earned or received the amount of compensation described in the table below during the fiscal year ended February 28, 2010, and the table includes information concerning the aggregate number of stock awards and the aggregate number of option awards outstanding as of the last fiscal year ended February 28, 2010:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Edward E. Winders	$35,000	$110,000		-0-	-0-	-0-	$145,000
Mark A. Lopez	$0	-0-	-0-	-0-	-0-	-0-	$0
David A. Gillespie	$0	-0-	-0-	-0-	-0-	-0-	$0
Stephen R. Brown	$0	-0-	-0-	-0-	-0-	-0-	$0
Ernest H. Kuhn	$0	-0-	-0-	-0-	-0-	-0-	$0
C. Wayne Hartle	$0	-0-	-0-	-0-	-0-	-0-	$0
Nova Dean Pack	$0	-0-	-0-	-0-	-0-	-0-	$0

Other compensation

None.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee is is comprised of Edward E. Winders, C. Wayne Hartle and David A. Gillespie, and is chaired by Edward E. Winders.  Mr. Hartle is the Company’s secretary.  Neither of the other members has served as an officer or employee of the Company.   There are no insiders that are part of this committee.

Compensation Committee Report

The Company’s  compensation committee has reviewed and discussed the information contained in the Compensation Discussion and Analysis subsection below with management, and based on the review and discussions, the compensation committee recommended to the board of directors that the information contained in the Compensation Discussion and Analysis subsection below be included in the Company’s annual report on Form 10–K .

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act or the Exchange Act that incorporates by reference, in whole or in part, subsequent filings, including, without limitation, this Annual Report on Form 10-K, the Compensation Committee Report and the information set forth below under the title of Compensation Discussion and Analysis shall not be deemed to be incorporated by reference in any such filings.

Compensation Discussion and Analysis

As required by rules promulgated by the SEC, this Compensation Committee Report describes the overall compensation goal and policies applicable to our executive officers, including the basis for determining the compensation of executive officers for the 2010 fiscal year.

General. Management compensation is overseen by the Compensation Committee since its formation in January 21, 2010.  Prior to then, compensation was overseen by the Board of Directors.

Compensation Objectives. In determining the amount of compensation for our executive officers, the Compensation Committee is guided by several factors. Compensation practices are flexible in response to the needs and talents of the individual officer and are geared toward rewarding contributions that enhance stockholder value. Historically, senior management has been compensated based on the perceived contribution to the development of our operations, consisting principally of salaries believed to reflect their contributions. Although one member of the Compensation Committee also serves as the Company’s secretary, he is not compensated for his service as secretary.

Compensation Components. The compensation of our executive officers consists of three components: base salary, bonuses and long-term incentive awards in the form of stock bonuses or stock options. The Compensation Committee has established, or approved, the base salaries based primarily on its objective judgment, taking into consideration both qualitative and quantitative factors. Among the factors considered are:

(i)	the qualifications and performance of each executive officer;

(ii)	the performance of the Company as measured by such factors as development activities and any increased shareholder value;

(iii)	salaries provided by other companies inside and outside the industry that are of comparable size and at a similar stage of development, to the extent known; and

(iv)	our capital position and needs.

The Compensation Committee does not assign any specific weight to these factors in determining salaries

From time to time, we may also compensate our executive officers in the form of cash bonuses. Because we are presently in an early stage of development and do not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of cash bonus awards, any cash bonuses granted by the Compensation Committee in the near term will be based upon its subjective evaluation of each individual’s contribution to the Company. In some cases, however, cash bonuses payable to executive officers may be tied to specific criteria identified at the time of engagement. For the years ended February 28, 2009 and 2010, neither the Board nor the Compensation Committee paid cash bonuses to any executive officers. The Board’s action was based on its conclusion that, no cash incentive bonuses should be awarded, due to the Board’s desire to preserve limited capital for future growth and development.

The third component of our compensation structure consists of the long-term incentive awards including the grant of stock awards and/or stock options to compensate executive officers and other key employees and consultants.   No stock options were granted during the fiscal years ended February 28, 2009 and 2010.

Chief Executive Compensation. The Company has agreed to pay Mark A. Lopez a salary of $150,000 per year as CEO, Mr. Kenneth Wiedrich a salary of $82,000 per year as CFO, and Charles Madsen $72,000 per year as Executive Vice President.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information, to the best knowledge of the Company, as of May 25, 2010 with respect to each person known by Unico, Incorporated to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address	Number of Shares Beneficially Owned (1)(3)	Class	Percentage of Class (2)
Mark A. Lopez Chief Executive Officer and Director	100 5,401,968	Common Series A Preferred	* 55%
Charles J. Madsen Executive Vice President	367,647	Common	*
Kenneth Wiedrich Chief Financial Officer	-	Common	-
C. Wayne Hartle Secretary and Director	5,315,014 348,989	Common Series A Preferred	* 4%
Edward E. Winders Director and Chairman	5,105,000	Common	*
David A. Gillespie Director	33,333,333	Common	*
Ernest H. Kuhn Director	-	Common	*
Stephen R. Brown Director	-	Common	*
Nova Dean Pack Director	-	Common	*
Moore Investment Holdings, LLC 1575 Delucchi Lane Ste 115, Reno, NV 89502	(4)	Common	(4)
All directors and executive officers (9 persons)	44,121,094 5,750,957	Common Series A Preferred	0.95% 58.78%

*Less than 1%.

(1) Unless indicated otherwise, the address for each of the above listed is c/o Unico, Incorporated at 8880 Rio San Diego Drive, 8th Floor, San Diego, California 92108.

(2) The above percentages are based on 4,858,273,975 shares of common stock and 9,800,000 shares of Series A Preferred Stock outstanding as of May 25, 2010.

(3)  The following stock options have not been included in the table based on the fact that the options are not currently exercisable, and are not expected to become exercisable during the next 60 days:  (a) Stephen R. Brown – option for 50,000,000 shares; (b) David A. Gillespie – option for 150,000,000 shares; (c) C. Wayne Hartle – option for 30,000,000 shares; (d) Ernest H. Kuhn – option for 100,000,000 shares; (e) Edward E. Winders – option for 175,000,000 shares; and (f) Nova Pack – option for 30,000,000 shares.

(4)  Moore Investment Holdings, LLC presently holds approximately $6,269,916 face value and approximately $1,350,000 of accrued interest of the Company’s convertible debentures that are convertible to common stock of the Company at 50% of the closing bid price on the day immediately prior to delivering a conversion notice to the Company.  Given the dollar amount of the convertible debentures held by Moore Investment Holdings, LLC, Moore Investment Holdings, LLC could exercise its conversion rights to acquire far in excess of 5% of the issued and outstanding common stock of the Company.  However, by written agreement between Moore Investment Holdings, LLC and the Company, Moore Investment Holdings, LLC cannot exercise its conversion rights to acquire 10% or more of the Company’s common stock without the written consent of the Company.  As such Moore Investment Holdings, LLC should be deemed to own no more than 9.99% of the Company’s common stock.  In addition to the convertible debentures, Moore Investment Holdings, LLC owns 0 shares of the Company’s common stock as of May 31, 2010.

All shares held by the executive officers and directors are “restricted or control securities” and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum six months holding period has been met.

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

Securities Authorized for Issuance under Equity Compensation Plans

For information concerning the Company’s Independent Director Compensation Plan, see Item 11. Executive Compensation - Compensation pursuant to plans; pension table in this Annual Report on Form 10-K.  The Company has no other equity compensation plans that have been approved by the Company’s security holders or the Board of Directors.  There are no outstanding options, warrants or rights to acquire securities of the Company, except for: (a) the outstanding options described in Item 11. Executive Compensation - Compensation pursuant to plans; pension table in this Annual Report on Form 10-K; (b) the stock awards described in Item 11. Executive Compensation – Stock Awards; and (c) the outstanding convertible debentures of the Company.  As of February 28, 2010 the Company had $7,417,468 of convertible debentures that were due and payable. Of this amount, $6,899,047 face value of debentures are convertible to Unico common stock at 50% of the closing bid price on the day preceding the date of conversion, and and $518,422 face value of debentures are convertible to Unico common stock at 80% of the closing bid price on the day preceding the date of conversion.

ITEM 13.

 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the two fiscal years ended February 28, 2010, there have been no material transactions or series of similar transactions to which Unico or any of our subsidiaries were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, in which any related person (as defined in Item 404 of Regulation S-K) had a direct or indirect material interest, and none is presently proposed, other than the following:

1.  Unico has received advances from Ray C. Brown (former Chairman of Unico and father of Stephen R. Brown).  Portions of these advances were converted to convertible debentures that bear interest at ten percent (10.0%) per annum and are convertible to common stock of the Company at a discounted rate equal to 80% of the closing bid price on the date of conversion.  Both the Company and the debenture holders have the right to convert under these terms.  Mr. Joseph Lopez, father of Mark A. Lopez, purchased a portion of the debentures held by Mr. Brown.  In the event of a company liquidation, the debentures automatically convert into common stock at the same rate.  During the fiscal year ended February 28, 2009, Mr. Brown converted $37,708 of accrued interest and $558 of principal for which he received 2,762,655 shares of Unico common stock.  During the fiscal year ended February 28, 2010, Mr. Brown converted $9,028 of accrued interest and $45,000 of principal for which he received 6,867,507 shares of Unico common stock.  The largest amounts of principal owed to Mr. Brown and Joseph A. Lopez during the last two fiscal years ended February 28, 2010 were $449,514 and $114,486, respectively.  As of February 28, 2010, the principal balance of the convertible debentures held by Mr. Brown and Mr. Joseph Lopez, father of Chief Executive Officer Mark A. Lopez, was $403,956 and $114,486, respectively. During the last two fiscal years ended February, 2010, Mr. Brown was paid $45,558 principal through the issuance of shares of Unico common stock, and $46,736 interest through the issuance of Unico common stock.  During the last two fiscal years ended February 28, 2010, Mr. Brown was paid $9,584 interest in cash payments and $-0- principal in cash payments.  During the last two fiscal years ended February 28, 2010, Joseph Lopez was not paid any principal or interest through the issuance of shares or by cash.

2.  During the fiscal years ended February 28, 2009, and February 28, 2010, Moore Investment Holdings, LLC, a limited liability company owned and controlled by Joseph Lopez, father of Mark A. Lopez, purchased 30 debentures totaling $1,908,000 and 48 debentures totaling $1,789,000 respectively.  Unico received $3,697,000 from the issuance of these debentures.  All of the Convertible Debentures bear interest at the rate of eight percent (8.0%) per annum, are convertible to shares of Unico’s common stock at fifty percent of the bid price of Unico’s common stock on the date of conversion, and are due and payable six (6) months from their issue date.  These Convertible Debentures are identical in their terms to the Convertible Debentures issued by Unico numerous times to unrelated third parties in past years.   During the fiscal year ended February 28. 2009, Moore Investment Holdings, LLC converted $62,649 of accrued interest and $18,052 of principal of the convertible debentures into 7,800,000 shares of Unico common stock.  During the fiscal year ended February 28. 2010, Moore Investment Holdings, LLC converted $59,940 of accrued interest and $415,281 of principal of the convertible debentures into 503,240,780 shares of Unico common stock.  During the last two fiscal years ended February 28, 2010, the largest amount of principal owed to Moore Investment Holdings, LLC was $7,315,946.  As of February 28, 2010, the principal balance of the convertible debentures held by Moore Investment Holdings, LLC was $6,269,916.  During the last two fiscal years ended February, 2010, Moore Investment Holdings, LLC was paid $433,333 principal through the issuance of shares of Unico common stock, and $122,589 interest through the issuance of Unico common stock.  During the last two fiscal years ended February 28, 2010, Moore Investment Holdings, LLC was paid $0 interest in cash payments and $0 principal in cash payments.

3.  During the fiscal year ended February 28, 2010, Unico agreed to give the following stock bonus awards that exceeded one percent of the average of the Company’s total assets at the year end for the last two completed fiscal years to following employees:  Wayne Ash (former President)- $155,000 and Charles M. Madsen - $120,000. The shares will be issued upon request of each of the officers based on the existing market price of the Company’s common stock when the officer requests the shares.  No requests for shares were made during the fiscal year ended February 28, 2010.

4.  On May 22, 2010, the Board of Directors agreed to pay to $135,000 director compensation to Edward E. Winders (Chairman) and $85,000 director compensation to David A. Gillespie (director) for fulfilling key roles, beyond what would normally be expected from an Independent Director, and devoting substantial time to the business of the Company including, but not limited to, overseeing, directing and participating in Company strategic organizing, planning and development; finances; management oversight; and new business development and investor relations.  The payment of these amounts is conditioned upon the Company first receiving an amount of new equity and/or debt capital in the aggregate amount of Five Million Dollars ($5,000,000) or more, at which time the payments will be made.  These amounts shall be in addition to the amounts they will receive with all other directors as compensation for serving as a director (or Dr. Winders as Chairman).  Forty Five Thousand Dollars of the amount Edward E. Winders will receive shall be payable for services he provided during his first year as a director (in addition to other amounts he has been paid or accrued), and the remaining Ninety Thousand Dollars shall be payable for the second year of services he shall provide as a director.  All of the amount payable to David A. Gillespie shall be for his first year of services as a director.  These payments shall cover not only their past services, but also future services up until such time as the Company first receives new equity and/or debt capital in the aggregate amount of Five Million Dollars $5,000,000.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors reviews, and must approve any related person transactions before such transactions are engaged in by the Company.  A related person means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owners; and any firm, corporation, or other equity in which any of the foregoing persons is employed or is a general partner or principal or is a similar position or in which such person has a 5% or greater beneficial ownership interest.  Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to; the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally.  The board of directors may approve only those related person transactions that are in, or are not inconsistent with the best interests of us and of our stockholders, as the board of directors determines in good faith.  At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months.  The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

Director Independence

As of the date of this report, our common stock traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  Nevertheless, we presently have five directors, Edward Winders, David Gillespie, Ernest Kuhn, C. Wayne Hartle and Nova Pack who are independent under the NASDAQ Marketplace Rules and those standards applicable to companies trading on NASDAQ.

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

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence finding.  The Company’s board of directors may not find independent a director who:

1.  is, or at any time during the past three years was, an employee of the Company or any parent or subsidiary of the Company;

2.  accepts, or who has a family member who accepts, more than $120,000 per year in payments from the Company or any parent or subsidiary of the Company, within the past three years, other than (a) payments from board or committee services; (b) payments arising solely from investments in the Company’s securities; (c) compensation paid to a family member who is a non-executive employee of the Company (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.  is a family member of an individual who is, or was at any time during the past three years, employed as an executive officer by the Company or any parent or subsidiary of the Company;

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

5.  is employed, or who has a family member who is employed as an executive officer of another entity, where at any time during the past three years, any executive officer of the Company serve on the compensation committee of such other entity; or

6.  is, or has a family member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during the past three years.

Based upon the foregoing criteria, our Board of Directors has determined that Edward Winders, David Gillespie. Ernest Kuhn, C. Wayne Hartle and Nova Pack are independent directors under these rules.  Specifically, Dr. Winders, Mr. Gillespie, Mr. Kuhn, Mr. Hartle and Mr. Pack:

•

have not been any time during the past three years, employed by us or by any parent or subsidiary of ours;

•

have not accepted or had a family member who accepted any compensation from us in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence.

•

are not a family member of an individual who is, or at any time during the past three years was, employed by us as an executive officer

•

are not, and do not have a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which we made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000

•

are not, and do not have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of ours serve on the compensation committee of such other entity; or

•

are not, and do not have a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal years ended February 28, 2010 and February 29, 2009, the aggregate fees billed by HJ Associates & Consultants, LLP, for services rendered for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports or services provided in connection with the statutory and regulatory filings or engagements for those fiscal years, was approximately $60,000and $37,800, respectively.

Audit Related Fees

None

Tax Fees

During the fiscal years ended February 28, 2010, and February 29, 2009, the aggregate fees billed by HJ Associates & Consultants, LLP, for preparation of taxes were $2,100 and $5,000 respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2010 and 2009 were $0 and $0, respectively.

Audit Committees Pre-approval Policies and Procedures

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

Exhibit No.	Description	Location
3.1	Articles of Incorporation	(1)
3.2	Amendment to articles of incorporation, dated November 8, 1967	(1)
3.3	Amendment to articles of incorporation, dated December 6, 1972	(1)
3.4	Amendment to articles of incorporation, dated May 29, 1973	(1)
3.5	Amendment to articles of incorporation, dated December 1, 1979	(1)
3.6	Amendment to articles of incorporation, dated May 12, 1992	(1)
3.7	Amendment to articles of incorporation, dated November, 1999	(1)

3.10	Amendment to articles of incorporation, dated June 1, 2004	(2)
3.11	Amendment to articles of incorporation, dated February 2, 2006	(4)
3.8	Amended and Restated By-laws dated November 2, 2009	(17)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(2)
10.1	Convertible Debenture No. 41 for $200,000 dated 08/2/07 issued to Blue Marble Investments, LTD	(8)
10.2	Stock purchase agreement with Cherry Creek Holdings, LLC dated 12/29/06	(8)
10.3	Stock purchase agreement with Cherry Creek Holdings, LLC dated 1/12/07	(8)
10.4	Convertible Debenture No. 44 for $200,000 dated 3/23/07 to Blue Marble Investments	(9)
10.5	Convertible Debenture No. 45 for $140,000 dated 4/5/07 to Blue Marble Investments	(9)
10.6	Convertible Debenture No. 46 for $200,000 dated 4/25/07 to Blue Marble Investments	(9)
10.7	Convertible Debenture No. 47 for $200,000 dated 4/30/07 to Blue Marble Investments	(9)
10.8	Convertible Debenture No. 48 for $800,000 dated 5/15/07 to Blue Marble Investments	(9)
10.9	Agreement (concerning the sale of Deer Trail Mine claims) dated effective May 31, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.10	Assignment of Contractual Water Right dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.11	Water Rights Lease and Water Pipeline Easement Agreement dated July 30, 2007 between Crown Mines, L.L.C. and Deer Trail Mining Company, LLC	(10)
10.12	Right of Way Easement dated June 21, 2007 granted to PacifiCorp	(10)
10.13	Convertible Debenture No. 51 for $375,000 dated June 8, 2007 issued to Blue Marble Investments	(10)
10.14	Convertible Debenture No. 54 for $250,000 dated July 2, 2007 issued to Blue Marble Investments	(10)
10.15	Convertible Debenture No. 55 for $200,000 dated July 30, 2007 issued to Blue Marble Investments	(10)
10.16	Convertible Debenture No 58 for $50,000 dated September 10, 2007 issued to Compass Capital Group, Inc.	(11)
10.17	Convertible Debenture No 62 for $150,000 dated October 30, 2007 issued to Blue Marble Investments.	(11)
10.18	Convertible Debenture No 63 for $50,000 dated November 20, 2007 issued to Compass Capital Group, Inc.	(11)
10.19	Convertible Debenture No 64 for $75,000 dated November 26, 2007 issued to Compass Capital Group, Inc.	(11)
10.20	Convertible Debenture No 65 for $199,854.09 dated December 11, 2007 issued to Blue Marble Investments	(12)
10.21	Convertible Debenture No 68 for $35,000 dated January 18, 2008 issued to Blue Marble Investments	(12)
10.22	Convertible Debenture No 69 for $250,000 dated January 23, 2008 issued to Moore Investment Holdings, LLC	(12)
10.23	Convertible Debenture No 70 for $250,000 dated January 30, 2008 issued to Moore Investment Holdings, LLC	(12)
10.24	Convertible Debenture No 71 for $40,000 dated March 10, 2008 issued to Moore Investment Holdings, LLC	(13)

10.25	Convertible Debenture No 73 for $250,000 dated March 13, 2008 issued to Moore Investment Holdings, LLC	(13)
10.26	Convertible Debenture No 74 for $200,000 dated March 27, 2008 issued to Moore Investment Holdings, LLC	(13)
10.27	Convertible Debenture No 75 for $50,000 dated April 23, 2008 issued to Moore Investment Holdings, LLC	(13)
10.28	Convertible Debenture No 77 for $85,000 dated May 29, 2008 issued to Moore Investment Holdings, LLC	(13)
10.29	Convertible Debenture No 78 for $25,000 dated June 11, 2008 issued to Moore Investment Holdings, LLC	(14)
10.30	Convertible Debenture No 79 for $45,000 dated June 19, 2008 issued to Moore Investment Holdings, LLC	(14)
10.31	Convertible Debenture No 82 for $25,000 dated July 16, 2008 issued to Moore Investment Holdings, LLC	(14)
10.32	Convertible Debenture No 83for $100,000 dated July 18, 2008 issued to Moore Investment Holdings, LLC	(14)
10.33	Convertible Debenture No 84 for $100,000 dated July 23, 2008 issued to Moore Investment Holdings, LLC	(14)
10.34	Convertible Debenture No 85 for $200,000 dated August 7, 2008 issued to Moore Investment Holdings, LLC	(14)
10.35	Convertible Debenture No 86 for $100,000 dated August 25, 2008 issued to Moore Investment Holdings, LLC	(14)
10.36	Convertible Debenture No 87 for $25,000 dated September 10, 2008 issued to Moore Investment Holdings, LLC	(15)
10.37	Convertible Debenture No 88 for $25,000 dated September 16, 2008 issued to Moore Investment Holdings, LLC	(15)
10.38	Convertible Debenture No 89 for $100,000 dated September 25, 2008 issued to Moore Investment Holdings, LLC	(15)
10.39	Convertible Debenture No 90 for $100,000 dated October 14, 2008 issued to Moore Investment Holdings, LLC	(15)
10.40	Convertible Debenture No 91 for $50,000 dated October 27, 2008 issued to Moore Investment Holdings, LLC	(15)
10.41	Convertible Debenture No 92 for $75,000 dated November 6, 2008 issued to Moore Investment Holdings, LLC	(15)
10.42	Convertible Debenture No 93 for $50,000 dated November 25, 2008 issued to Moore Investment Holdings, LLC	(15)
10.43	Convertible Debenture No 94 for $50,000 dated December 5, 2008 issued to Moore Investment Holdings, LLC	(16)
10.44	Convertible Debenture No 95 for $25,000 dated December 10, 2008 issued to Moore Investment Holdings, LLC	(16)
10.45	Convertible Debenture No 96 for $50,000 dated December 24, 2008 issued to Moore Investment Holdings, LLC	(16)
10.46	Convertible Debenture No 97 for $35,000 dated January 7, 2009 issued to Moore Investment Holdings, LLC	(16)
10.47	Convertible Debenture No 98 for $24,000 dated January 21, 2009 issued to Moore Investment Holdings, LLC	(16)
10.48	Convertible Debenture No 99 for $7,500 dated February 19, 2009 issued to Moore Investment Holdings, LLC	(16)

10.49	Convertible Debenture No 100 for $1,500 dated February 26, 2009 issued to Moore Investment Holdings, LLC	(16)
10.50	Convertible Debenture No. 201 for $62,500 dated March 13, 2009 issued to Moore Investment Holdings, LLC	(18)
10.51	Convertible Debenture No. 202 for $40,000 dated April 3, 2009, issued to Moore Investment Holdings, LLC	(18)
10.52	Convertible Debenture No. 203 for $40,000 dated April 20, 2009 issued to Moore Investment Holdings, LLC	(18)
10.53	Convertible Debenture No. 204 for $45,000 dated April 27, 2009 issued to Moore Investment Holdings, LLC	(18)
10.54	Convertible Debenture No. 205 for $65,000 dated May 22, 2009 issued to Moore Investment Holdings, LLC	(18)
10.55	Convertible Debenture No. 206 for $10,000 dated May 28, 2009 issued to Moore Investment Holdings, LLC	(18)
10.56	Convertible Debenture No. 207 for $150,000 dated June 1, 2009 issued to Moore Investment Holdings, LLC	(19)
10.57	Convertible Debenture No. 208 for $10,000 dated June 9, 2009 issued to Moore Investment Holdings, LLC	(19)
10.58	Convertible Debenture No. 209 for $200,000 dated June 11, 2009 issued to Moore Investment Holdings, LL	(19)
10.59	Convertible Debenture No. 210 for $10,000 dated June 18, 2009 issued to Moore Investment Holdings, LLC	(19)
10.60	Convertible Debenture No. 211 for $10,000 dated June 25, 2009 issued to Moore Investment Holdings, LLC	(19)
10.61	Convertible Debenture No. 212 for $10,000 dated July 1, 2009, issued to Moore Investment Holdings, LLC	(19)
10.62	Convertible Debenture No. 213 for $20,000 dated July 16, 2009 issued to Moore Investment Holdings, LLC	(19)
10.63	Convertible Debenture No. 214 for $75,000 dated July 27, 2009issued to Moore Investment Holdings, LLC	(19)
10.64	Convertible Debenture No. 215 for $20,000 dated August 10, 2009 issued to Moore Investment Holdings, LLC	(19)
10.65	Convertible Debenture No. 216 for $50,000 dated August 14, 2009 issued to Moore Investment Holdings, LLC	(19)
10.66	Convertible Debenture No. 217 for $20,000 dated August 25, 2009 issued to Moore Investment Holdings, LLC	(19)
10.67	Convertible Debenture No. 218 for $250,000 dated August 31, 2009 issued to Moore Investment Holdings, LLC	(19)
10.68	Convertible Debenture No. 219 for $10,000 dated September 22, 2009 issued to Moore Investment Holdings, LLC	(20)
10.69	Convertible Debenture No. 220 for $20,000 dated September 24, 2009 issued to Moore Investment Holdings, LLC	(20)
10.70	Convertible Debenture No. 221 for $20,000 dated September 25, 2009 issued to Moore Investment Holdings, LLC	(20)
10.71	Convertible Debenture No. 222 for $10,000 dated October 4, 2009 issued to Moore Investment Holdings, LLC	(20)
10.72	Convertible Debenture No. 223 for $80,000 dated October 9, 2009 issued to Moore Investment Holdings, LLC	(20)
10.73	Convertible Debenture No. 224 for $12,000 dated October 15, 2009 issued to Moore Investment Holdings, LLC	(20)
10.74	Convertible Debenture No. 225 for $20,000 dated October 23, 2009 issued to Moore Investment Holdings, LLC	(20)
10.75	Convertible Debenture No. 226 for $50,000 dated November 3, 2009 issued to Moore Investment Holdings, LLC	(20)
10.76	Convertible Debenture No. 227 for $20,000 dated November 5, 2009 issued to Moore Investment Holdings, LLC	(20)
10.77	Convertible Debenture No. 228 for $40,000 dated November 12, 2009 issued to Moore Investment Holdings, LLC	(20)
10.78	Convertible Debenture No. 229 for $20,000 dated November 17, 2009 issued to Moore Investment Holdings, LLC	(20)

10.79	Convertible Debenture No. 230 for $75,000 dated November 24, 2009 issued to Moore Investment Holdings, LLC	(20)
10.80	Convertible Debenture No. 231 for $5,000 dated November 17, 2009 issued to Moore Investment Holdings, LLC	(20)
10.81	Convertible Debenture No. 232 for $30,000 dated December 3, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.82	Convertible Debenture No. 233 for $5,000 dated December 10, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.83	Convertible Debenture No. 234 for $10,000 dated December 11, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.84	Convertible Debenture No. 235 for $30,000 dated December 15, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.85	Convertible Debenture No. 236 for $20,000 dated December 24, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.86	Convertible Debenture No. 237 for $70,000 dated January 8, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.87	Convertible Debenture No. 238 for $7,000 dated January 13, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.88	Convertible Debenture No. 239 for $12,000 dated January 20, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.89	Convertible Debenture No. 240 for $25,000 dated January 25, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.90	Convertible Debenture No. 241 for $12,500 dated January 27, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.91	Convertible Debenture No. 242 for $20,000 dated February 2, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.92	Convertible Debenture No. 243 for $10,000 dated February 4, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.93	Convertible Debenture No. 244 for $20,000 dated February 5, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.94	Convertible Debenture No. 245 for $20,000 dated February 8, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.95	Convertible Debenture No. 246 for $20,000 dated February 17, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.96	Convertible Debenture No. 247 for $6,000 dated February 19, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.97	Convertible Debenture No. 248 for $2,000 dated February 23, 2009 issued to Moore Investment Holdings, LLC	Filed herewith
10.98	Promissory Note dated March 22, 2010 for $145,000 in favor of Rocco Trotta	Filed herewith
10.99	Security Agreement (Equipment) dated March 22, 2010 in favor of Rocco Trotta	Filed herewith
14	Code of Ethics adopted May 19, 2006	(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Audit Committee Charter adopted January 12, 2010	Filed herewith

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

(13) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended May 31, 2008 filed on July 15, 2008.

(14) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended August 31, 2008 filed on October 17, 2008.

(15) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended November 30, 2008 filed on January 20, 2009.

(16) Incorporated by reference from Unico’s Annual Report on Form 10-K for the Fiscal Year Ended February 28, 2009 filed on June 15, 2009.

(17) Incorporated by reference from Unico’s Current Report on Form 8-K filed on November 4, 2009.

(18) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended May 31, 2009 filed on January 20, 2009.

(19) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended August 31, 2009 filed on January 20, 2009.

(20) Incorporated by reference from Unico’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended November 30, 2009 filed on January 20, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNICO, INCORPORATED

Dated: June 15, 2010

/s/ Mark A. Lopez

Mark A. Lopez

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	DATE

/s/ Edward E. Winders
Edward E. Winders, Chairman	June 15, 2010

/s/ Mark A. Lopez
Mark A. Lopez, Director	June 15, 2010

/s/ C. Wayne Hartle
C. Wayne Hartle, Director	June 15, 2010

/s/ Stephen R. Brown
Stephen R. Brown, Director	June 15, 2010

/s/ David A. Gillespie
David A. Gillespie, Director	June 15, 2010

/s/ Ernest H. Kuhn
Ernest H. Kuhn, Director	June 15, 2010

/s/ Nova D. Pack
Nova D. Pack, Director	June 15, 2010

UNICO, INCORPORATED

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Unico Incorporated

(an exploration stage company)

San Diego, California

We have audited the accompanying consolidated balance sheets of Unico Incorporated and subsidiaries (an exploration stage company) as of February 28, 2010 and February 29, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended February 28, 2010, and from inception of the exploration stage on June 1, 2004 through February 28, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unico Incorporated and subsidiaries (an exploration stage company) as of February 28, 2010 and February 28, 2009, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2010, and from inception of the exploration stage on June 1, 2004 through February 28, 2010 in conformity with United States generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Unico Incorporated’s (an exploration stage company) internal control over financial reporting as of February 28, 2010 and, accordingly, we do not express an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in working capital, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

June 15, 2010

Unico, Incorporated (An exploration stage company) Consolidated Balance Sheets
	February 28, 2010	February 28, 2009
ASSETS
Current Assets
Cash	$-	$417
Other receivable	23,381	-
Total Current Assets	23,381	417
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	6,035,752	6,469,093
Total Fixed Assets	6,035,752	6,469,093
Other Assets:
Cash- reclamation bonds	222,014	221,526
Deposit	21,097	20,947
Total Other Assets	243,111	242,473
Total Assets	$6,302,244	$6,711,983
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$868	$-
Accounts payable	1,094,530	1,148,535
Wages payable	73,031	93,283
Accrued expenses	315,400	400
Reclamation obligations	171,377	158,119
Accrued interest payable	40,510	32,006
Accrued interest payable - related party (Note 2)	1,323,635	813,008
Accrued interest - at 50% conversion (Note 2)	1,346,445	834,179
Payroll taxes payable	238,940	53,315
Debentures payable, (Note 3)	629,130	187,584
Debentures payable-related party (Note 2)	6,788,338	7,879,368
Debentures payable - 50% conversion (Note 2)	7,313,786	7,954,267
Total Current Liabilities	19,335,990	19,154,064
Total Liabilities	19,335,990	19,154,064
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 2,920,192,308 and 35,823,306 shares issued and outstanding, respectively	2,920,192	35,823
Stock Payable	999,000	999,000
Additional Paid in Capital	54,048,020	51,766,789
Accumulated Deficit prior to exploration stage	(15,340,078)	(15,340,078)
Accumulated Deficit during the exploration stage	(55,670,680)	(49,913,415)
Total Stockholders' Deficit	(13,033,746)	(12,442,081)
Total Liabilities and Stockholders' Deficit	$6,302,244	$6,711,983
The accompanying notes are an integral part of these consolidated financial statements.

UNICO, INCORPORATED (An exploration stage company) Consolidated Statements of Operations (Unaudited)
			Cumulative
			Period
			from inception
			(June 1, 2004) to
	For the Year Ended February 28,		February 28,
	2010	2009	2010
Total Revenues	$-	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense	156,782	252,282	1,810,101
Depreciation and accretion	465,814	300,394	1,406,234
Professional fees	478,104	380,296	2,564,273
Salaries/wages	665,376	816,862	2,772,086
General and administrative expense	1,014,525	531,826	4,693,669
Total Operating Expenses	2,780,601	2,281,660	13,246,363
Net Operating Loss	(2,780,601)	(2,281,660)	(13,220,161)
Other Income (Expense)
Interest expense	(3,008,715)	(3,040,636)	(19,473,672)
Interest income	1,132	5,834	30,427
Loss on sale of asset	-	-	(5,914)
Gain/( Loss) on settlement of debt	18,399	-	(22,989,858)
Gain on sale of equipment	12,520	-	12,520
Other income	-	-	(23,672)
Total Other Expense	(2,976,664)	(3,034,802)	(42,450,169)
LOSS FROM CONTINUING OPERATIONS	(5,757,265)	(5,316,462)	(55,670,330)
Income Tax Expense	-	-	(350)
Net Loss	$(5,757,265)	$(5,316,462)	$(55,670,680)
Net Loss Per Share	$(0.01)	$(0.36)
Weighted Average Shares Outstanding	563,321,355	14,630,797

The accompanying notes are an integral part of these consolidated financial statements

Unico, Incorporated
(An exploration stage company)
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, June 1, 2004 (inception of exploration stage)	-	$-	181,926	$182	$9,906,554	$(15,340,078)
S8 Stock issued for services	-	-	5,000	5	249,995	-
Preferred stock issued for related party debt extinguishment	6,898,032	6,898	-	-	485,764	-
Preferred stock issued for debt extinguishment	2,401,968	2,402	-	-	169,148	-
Preferred stock issued for services	500,000	500	-	-	35,210	-
Stock issued for extinguishment of debt	-	-	16,930	17	811,782	-
Stock issued for conversion of debentures	-	-	793,000	793	8,564,925	-
Net loss for year ended February 28, 2005	-	-	-	-	-	(8,939,320)
Balance, February 28, 2005	9,800,000	9,800	996,856	997	20,223,378	(24,279,398)
Purchase of preferred stock from related party	(3,000,000)	(3,000)	-	-	(177,000)	-
Preferred stock issued for related party debt extinguishments	3,000,000	3,000	-	-	87,000	-
Stock issued for conversion of debentures	-	-	347,671	348	1,000,763	-
Net Loss for period ended February 28, 2006	-	-	-	-	-	(2,272,097)
Balance, February 28, 2006	9,800,000	9,800	1,344,527	1,345	21,134,141	(26,551,495)
S8 Stock issued for services	-	-	4,200	4	30,496	-
Stock issued for conversion of debentures	-	-	662,113	662	19,202,604	-
Capital contribution from shareholders	-	-	-	-	750,000	-
Net loss for year ended February 28, 2007	-	-	-	-	-	(17,403,965)
Balance, February 28, 2007	9,800,000	9,800	2,010,840	2,011	41,117,241	(43,955,460)
Stock issued for conversion of debentures	-	-	7,869,887	7,870	10,135,266	-
Net loss for period ended February 29, 2008	-	-	-	-	-	(15,981,571)
Balance, February 29, 2008	9,800,000	9,800	9,880,727	9,881	51,252,507	(59,937,031)
Stock issued for conversion of debentures	-	-	21,262,529	21,262	424,987	-
S8 Stock issued for services/accounts payable	-	-	4,680,050	4,680	89,295	-
Net loss for year ended February 28, 2009	-	-	-	-	-	(5,316,462)
Balance, February 28, 2009	9,800,000	9,800	35,823,306	35,823	51,766,789	(65,253,493)
Stock issued for conversion of debentures	-	-	2,836,956,605	2,836,957	2,174,702	-
Stock issued for extinguishment of debt	-	-	3,779,064	3,779	5,593	-
Stock issued for cash	-	-	34,833,333	34,833	(18,833)	-
Stock issued for services/accounts payable	-	-	8,800,000	8,800	119,769	-
Net loss for the period ended February 28, 2010	-	-	-	-	-	(5,757,265)
Balance, February 28, 2010	9,800,000	$9,800	2,920,192,308	$2,920,192	$54,048,020	$(71,010,758)
Retained Earnings deficit prior to exploration stage						$(15,340,078)
Retained Earnings deficit exploration stage						$(55,670,680)

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED (An exploration stage company) Consolidated Statements of Cash Flows (Unaudited)
			Cumulative
			period
			from inception
			(June 1, 2004) to
	For the Year Ending February 28,		February 28,
	2010	2009	2010
Cash Flows from Operating Activities:
Net Loss	$(5,757,265)	$(5,316,462)	$(55,670,680)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Gain on disposal of fixed assets	(12,520)		(12,520)
Gain on settlement of liabilities	(18,399)		(18,399)
Depreciation and accretion expense	465,813	300,393	1,406,232
Loss on settlement of debt	-	-	23,442,317
Interest related to convertible debentures	2,363,220	2,372,016	16,760,716
Loss on sale of assets	-	-	5,914
Stock issued for services	128,569	-	409,069
Preferred stock for services	-	-	35,710
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	(488)	(5,727)	7,440
Prepaid expense	(150)	8,000	(20,397)
Deposit	-	-	5,158
Accounts receivable	(15,109)	1,420	(15,109)
Increase (Decrease) in:
Accrued expenses	915,872	590,945	1,305,406
Accounts payable and other liabilities	144,865	559,119	2,091,896
Net Cash Used by Operating Activities	(1,785,592)	(1,490,296)	(10,267,247)
Cash Flows from Investing Activities:
Purchase of fixed assets- Construction in progress	-	(128,230)	-
Sale of fixed assets	-	-	26,200
Purchase of fixed assets	(20,693)	(285,915)	(6,752,309)
Net Cash Used by Investing Activities	(20,693)	(414,145)	(6,726,109)
Cash Flows from Financing Activities:
(Decrease)/increase in bank overdraft	868	(3,142)	(12,754)
Capital contributions from shareholders	-	-	818,000
Proceeds from notes and stock payables	16,000	-	1,116,800
Issuance of convertible debentures	1,789,000	1,908,000	15,129,454
Payments on notes and debentures	-	-	(58,144)
Net Cash Provided by Financing Activities	1,805,868	1,904,858	16,993,356
Net Increase (Decrease) in Cash	(417)	417	-
Cash at Beginning of Period	417	-	-
Cash at End of Period	$-	$417	$-
Cash Paid For:
Interest	$115,306	$21,922	$91,010
Income Taxes	$-	$-	$350
Non-Cash Financing Activities:
Common stock issued for services	$26,069	$93,975	$417,685
Preferred stock issued for debt extinguishments	$-	$-	$261,550
Common Stock issued for debt extinguishments	$3,732,851	$286,268	$8,206,794

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2010 and February 28, 2009

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

c.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of February 28, 2010 the company’s cash account was over drawn by $868.

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

e.       Fixed Assets

The Company’s property consists of mining equipment, vehicles, office furniture and computer equipment.  The property is depreciated in a straight-line basis over 3 to 20 years.  Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets. The depreciation expense for the fiscal years ending February 28, 2010 and February 28, 2009 are $452,555 and $287,136 respectively.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2010 and February 28, 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Fixed Asset Schedule
	2010	2009
Fixed Assets:
Furniture & Equipment	$2,393,260	$2,397,566
Land	200,000	200,000
Buildings	1,564,178	1,564,178
Substation	433,986	433,986
Deer Trail Mining Claim	2,360,000	2,360,000
Deer Trail Patented Claims	640,000	640,000
Autos	78,914	68,614
Total	7,670,338	7,664,344
Less Depreciation	(1,634,586)	(1,195,251)
Net Equipment	$6,035,752	$6,469,093

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

	2010	2009
Loss from operations	$(5,757,265)	$(5,316,462)
Total loss per share	$(0.01)	$(0.36)
Weighted Average Number of Shares Outstanding	563,321,355	14,630,797

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2010 and February 28, 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Net deferred tax assets consist of the following components as of February 28, 2010 and February 29, 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$9,377,400	$9,090,000
Related party accruals	1,057,100	317,100
Deferred tax liability:
Depreciation	(171,300)	(223,100)
Valuation allowance	(10,263,200)	(9,184,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended February 28, 2010 and February 28, 2009 due to the following:

	2010	2009
Book income	$(2,240,985)	$(2,073,400)
Depreciation	52,282	(159,390)
Accrued Expense	146,528	178,295
Stock for services/Option Expenses	205,277	85,905
Penalties	44,189	-
Other	382	335
SFAS 84	1,117,456	925,090
Accretion	5,170	5,170
Valuation allowance	669,701	1,037,995
	$-	$-

At February 28, 2010, the Company had net operating loss carryforwards of approximately $24,045,000 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the February 28, 2010 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Income Taxes Topic 740 – Accounting for Uncertainty in Income Taxes

On March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income taxes (Topic 740).  Topic 740 prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2010 and February 28, 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

Upon adoption of Topic 740, there was no impact to the Company's consolidated financial statements. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its statements of operations. Accrued interest on uncertain tax positions is not significant. There are no penalties accrued as of February 28, 2010. The following table summarizes the open tax years for each major jurisdiction:

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

j.       Recent Accounting Pronouncements

During the year ended February 28, 2010, the Company adopted the following accounting pronouncements:

In June 2009, the Financial Accounting Standards Board, or FASB, issued ASC 105, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This statement established the Accounting Standards Codification, or ASC, and was effective for interim and annual periods ending after September 15, 2009.  The adoption of ASC 105 is reflected in the Notes to the Consolidated Financial Statements presented here.

In February 2010, the Financial Accounting Standards Board, or FASB, issued ASU 2010-09 Subsequent Events (Topic 855).  ASU 2010-09 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before interim financial statements are issued.  ASU 2010-09 is effective for interim financial periods ending after June 15, 2009.  The provisions of ASU 2010-09 have been evaluated by the Company and have been found to have no material impact on the Consolidated Financial Statements presented here.

In October 2009, the Financial Accounting Standards Board, or FASB, issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (Topic 470).  The provisions of ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years.  The Company has already adopted this standard and the provisions of ASU 2009-15 are not expected to have an impact on the Company’s Consolidated Financial Statements presented here.

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

l.          Preferred Stock

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2010 and February 28, 2009

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES - continued

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

m.            Accounting for Convertible Debentures

The outstanding convertible debentures issued by the Company have a fixed monetary amount known at time of issue and because of this are accounted for based on ASU 2009-15 of the Financial Accounting Standards Board (FASB).  These convertible debentures have a fixed face amount that is payable by cash plus interest on the principle owed, or can be converted into common shares of the Company determined by the discounted rate specified on the debenture itself.

In accordance with accounting for convertible debt based on ASU 2009-15 the Company records a beneficial conversion cost based on the conversion option of the debenture that equals the value of the specified discount to market available at the time of conversion.   The beneficial conversion cost is recorded as interest expense at the time the convertible security is first issued.   If the debenture is subsequently converted into stock, the liability is reduced and the common stock and additional paid in capital is increased.  A beneficial conversion cost is also recorded for the interest portion of the debenture that equals the value of the specified discount to market available at the time of conversion.  This beneficial cost is recorded as interest expense at the time the convertible security is first issued.   If the debenture is subsequently converted into stock, the accrued interest liability is reduced and the common stock and additional paid in capital is increased.  If the Company pays off the debt instead of converting it to common stock, the debenture liability and accrued interest liability is reduced and a gain on extinguishment of debt is recognized.

NOTE 2 – RELATED PARTY DEBENTURES

The Company previously issued convertible debentures of $645,132 to Ray Brown, a member of the board of directors until he resigned in December of 2009.  Ray Brown assigned  $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan in September of 2004. These debentures bear interest at 10% per annum and were due September 2005, and December 25, 2004, respectively. The debentures are convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $26,443 for Ray Brown’s debenture and $59,804 for Joseph Lopez’s debenture as of February 28, 2010.  During the year ended February 28, 2010, the Company converted $9,028 of interest and $45,000 of principal due Ray Brown through the issuance of 6,867,507 post-reverse restricted shares of common stock and paid Ray $9,584 in cash for interest due.   The balance due Mr. Brown on his convertible debenture as of February 28, 2010 is $403,956, and the balance due Joseph Lopez is $114,466 as of the same date.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were assigned to Moore Investment Holdings.  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company also issued convertible debentures of $500,000 to Moore Investment Holdings during the fiscal year ending February 29, 2008 for a total balance due Moore Investment Holdings of $5,679,954 as of February 29, 2008.  The Company also issued an additional $1,908,000 in convertible debentures in the fiscal year ending February 28, 2009 to Moore Investment Holdings.  And the Company issued an additional $1,789,000 in convertible debentures in the fiscal year ending February 28, 2010 to Moore Investment Holdings. The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2010 and February 28, 2009

NOTE 2 – RELATED PARTY DEBENTURES- continued

During the year ended February 28, 2009 the Company converted $62,649 of interest and $18,052 of principal due Moore Investment Holdings through the issuance of 7,800,000 post-reverse shares of common stock.  During the year ended February 28, 2010 the Company converted $59,940 of interest and $415,281 of principal due Moore Investment Holdings through the issuance of 503,240,780 post-reverse shares of common stock. Subsequent to the year ending February 28, 2010 the Company has converted $164,750 of principal and interest due Moore Investment Holdings through the issuance of 1,165,000,000 post-reverse shares of common stock.

During the fiscal year ending February 28, 2009, Moore Investment Holdings assigned $279,500 of its outstanding debentures to others for cash.  Of this amount $167,302 was converted to 10,699,874 shares of common stock of the Company.  During the fiscal year ending February 28, 2010, Moore Investment Holdings assigned $2,319,750 of its outstanding debentures to others for cash.  Of this amount $1,855,865 was converted to 2,325,848,319 shares of common stock of the Company and $112,198 of 2009 assignments was converted to 41,980,390 shares of common stock of the Company.

The summary of outstanding related party debt of $6,788,338 of which $6,106,838 is in default as of February 28 2010 is as follows:

Moore Investment Holdings	$ 6,269,916
Ray Brown	403,956
Joseph Lopez	114,466
Total	$ 6,788,338

As of February 28, 2010 the Company has a recorded liability for beneficial conversion of $7,313,786 based on the discount to market available at the time of conversion of which $6,684,656 is attributable to related party debentures.

As of February 28, 2010 the Company has accrued $1,323,635 for interest due to related parties in regard to these outstanding debentures.  The Company also has a recorded liability for beneficial conversion for the interest portion of the debentures of $1,346,445 based on the discount to market available at the time of conversion of which $1,309,935 is attributable to related party debentures.

NOTE 3 – CONVERTIBLE DEBENTURES

During the fiscal year ended February 28, 2010, the Company issued $1,789,000 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.    As of February 28, 2010 there is non-affiliated convertible debentures, in the amount of $629,131 and related party debentures of $6,788,338, remaining on the Company’s books.  As of the fiscal year ending February 28, 2010, the Company has a liability balance for recorded beneficial conversion in the amount of $7,313,786 based on the discount to market available at the time of conversion.  The Company also recorded a liability balance for beneficial conversion for the interest portion of the debentures of $1,346,445 based on the discount to market available at the time of conversion.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2010 and February 28, 2009

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of February 28, 2010, the Company had 2,920,192,308 shares of common stock issued and outstanding with 2,079,807,692 shares authorized but unissued.

During the year ended February 28, 2010 the Company issued 2,875,569,002 shares of free trading common stock in conversion of principal and interest based in the amount of $2,545,596 on the terms of the outstanding debentures; 8% interest per annum and conversion at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion

During the year ended February 28, 2010, the Company also issued 3,800,000 shares of free trading common stock for the payment of services under an S-8 registration in the amount of $18,569.

Stock Options

During the year ended February 28, 2007, all stock options expired unexercised.  As of February 28, 2010, there were no stock options outstanding.

Preferred Stock

As of February 28, 2010, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 152,238 post-reverse shares of restricted common stock to a third party for total consideration of $999,000.  As of February 28, 2010, these shares had not been issued, resulting in a stock payable.

NOTE 5 – LEGAL MATTERS

On August 14, 2008, Unico shareholders Randall Sullivan, Barry Raykoske, and Jack Reilly filed a derivative lawsuit on behalf of Unico against Ray C. Brown, Kenneth C. Wiedrich, Mark A. Lopez, Shane Traveller, Javelin Advisory Group, Inc., and Unico (as a nominal defendant) in the Superior Court of the State of California, San Diego County Central Division (Case No. 37-2008-0008901-CU-PN-CTL).  The plaintiffs alleged that the named defendants breached fiduciary duties owed to Unico, and were negligent in the approval of certain financing transactions entered into on behalf of Unico.  The parties reached a settlement which was approved by the court, pursuant to which Unico’s insurance company paid $448,828 for attorney’s fees to Plaintiff’s counsel and $28,672 for reimbursement of expenses.  An incentive award of $7,500 was paid to each of the named plaintiffs.  Unico agreed to certain restrictions and limitations affecting Unico’s governance procedures, its ability to enter into financing transactions with certain persons, and restricting Unico from issuing its stock pursuant to Section 3(a)(10) of the Securities Act of 1933 in connection with settling debt arising from Unico financing activities.  A press release more fully describing the terms of the settlement has been published on Unico’s website at www.unicomining.com.  The court has approved the settlement and this litigation has concluded.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2010 and February 28, 2009

NOTE 5 – LEGAL MATTERS   -continued

On September 30, 2008, a lawsuit was filed by Cache Valley Electric Company against Unico, Incorporated in the Third Judicial District Court for Salt Lake County, State of Utah (Case No. 080921346) in which the plaintiff alleges that it provided goods and services to Unico in the amount of $191,615, for which it has not received payment.  The plaintiff  alleges that Unico breached the contract by failing to pay for the goods and services, and is seeking a money judgment against Unico in the amount of $191,615 together with interest thereon at the statutory rate and court costs.  On March 2, 2009, a Default Judgment was entered against Unico in the amount of $216,291.  Unico subsequently entered into the Unico Incorporated Settlement Agreement, dated March 27, 2009 (“Settlement Agreement”).  The Settlement Agreement provides that Unico is to pay Cache Valley Electric Company $216,291 as follows: Unico is to make six monthly payments in the amount of $6,000 per month beginning April 25, 2009; six monthly payments of $10,000 per month beginning October 25, 2009; seven monthly payments of $15,000 per month; and a final monthly payment of $15,291.  The Settlement Agreement further provides that if the payments are made as set forth above, no further action will be taken against Unico.  If the payments are not received within a ten-day grace period following the respective due dates, the entire unpaid balance less any payments made will become due and payable immediately, and no rights as to the recovery of that amount, including  all legal fees, court costs, and interest due will have been waived by virtue of the Settlement Agreement.  The Settlement Agreement further provides that when the settlement amount is fully funded, Cache Valley Electric Company is to execute and file a Release of Judgment for the full amount of the claim.  Finally, the Settlement Agreement provides that if a Lien against Unico has been filed, Cache Valley Electric Company is to file a Release of Lien with the clerk of the Third Judicial District Court for Salt Lake County immediately upon receipt of the final payment.  Unico made payments under the settlement through November 2009, and is currently behind in its payment obligations under the settlement.

On or about January 5, 2009, a lawsuit was filed by Atlas Mining Company, an Idaho corporation, dba Atlas Fausett Contracting against Deer Trail Mining Company, LLC in the Sixth Judicial District Court for Piute County, State of Utah (Case No. 0090600001) in which the plaintiff alleged that it provided certain mine rehabilitation services and materials with respect to the Deer Trail Mine pursuant to a written contract for which it has not been paid.  The plaintiff alleged that Deer Trail Mining Company, LLC breached the contract by failing to pay for the services and materials, and sought a money judgment against Deer Trail Mining Company, LLC for at least $182,144 plus interest at 18% per annum, plus costs.  Plaintiff also sought a court order adjudging a mining lien filed by the plaintiff against the Deer Trail Mine on or about July 9, 2008 to be a good and sufficient lien on the Deer Trail Mine securing payment of the obligations under its contract with Deer Trail Mining Company, LLC, and ordering that the Deer Trail Mine be foreclosed and sold by the sheriff of Piute County, with the sales proceeds being applied against the amount due and owing to plaintiff from the Deer Trail Mining Company, LLC and to the foreclosure costs.  Deer Trail Mining Company, LLC filed an Answer denying liability. The parties reached a settlement of the lawsuit on November 6, 2009, and the plaintiff has since been paid in full.  This litigation has been dismissed.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

February 28, 2010 and February 28, 2009

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $71,010,758 from its inception through February 28, 2010.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

During the next 12 months, the Company’s plan of operation is to raise approximately $8,380,000 for investment into two of its subsidiary companies: Deer Trail Mining Company and Silver Bell Mining Company. The funds are intended for the following purposes during the next twelve months:

•

Development, exploration and operating activities to recommence production at upper Deer Trail Mine;

•

Installation of processing circuit, including tailings ponds, permits and upgrades to the primary circuit;

•

Research and testing to obtain 43-101 technical report;

•

Underground rehabilitation of the lower Deer Trail Mine 8600 area, including upgrades to electrical and mine drifting to support exploration;

•

Initial exploration program for the lower Deer Trail Mine 8600 area;

•

Additional exploration of the lower Deer Trail Mine 3400, 4400 and 6600 areas;

•

Research and testing on the Mississippian Redwall Limestone area;

•

Research on the Deer Trail Mine Porphyry..

Accomplishing the 12-month plan of operations is dependent on: (a) the Company raising approximately $8,380,000 in equity and/or debt.  Subsequent to the fiscal year ending February 28, 2010, the Company received $201,500 through the issuance of new convertible debentures to Moore Investment Holdings, LLC.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.  The Company intends to raise approximately an additional $8,178,500 during the fiscal year ending February 28, 2011 to fulfill the 12-month plan.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the fiscal year ending February 28, 2010, the Company received $201,500 through the issuance of new convertible debentures to Moore Investment Holdings.  The new debentures were issued with terms of 180 days, bear interest at the rate of 8% per annum, and are convertible by the holder into shares of the Company’s common stock at a discount of 50% of the closing bid price on the date of conversion.

Subsequent to the end of the fiscal year ending February 28, 2010, the Company has issued 1,165,000,000 shares of free trading common stock to Moore Investment Holdings for the conversion of $164,750 of principal and interest on outstanding debentures.

Subsequent to the fiscal year ending February 28, 2010 the Company issued 773,081,667 shares of free trading common stock to third parties for the conversion of $102,283 of principal and interest on outstanding debentures.

On May 22, 2010 the board approved the issuance of common stock options to independent Board members to purchase the Company’s common stock in such amounts as determined by the Board of Directors.  Under the annual option grant portion of the plan, the Board of Directors approved the granting of 535,000,000 options to the independent members of the Board of Directors on May 22, 2010 which are exercisable at the exercise price of $0.0003 per share (the closing bid price on the day before the options were granted):