Form 10-Q
period 2010-05-31
UNICO INC /AZ/
filed 2010-07-21
CIK 1110737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May31, 2010

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 12, 2010, the issuer had outstanding 4,998,273,975 shares of its common stock, $0.001 par value per share.

Transitional Small Business Disclosure Format Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

UNICO, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENTS

May 31, 2010

Unico, Incorporated (An exploration stage company) Consolidated Balance Sheets
	MAY 31, 2010	FEB 28, 2010
ASSETS	(Unaudited)
Current Assets
Cash	$1,074	$-
Other receivable	8,271	23,381
Total Current Assets	9,345	23,381
Fixed Assets
Equipment, furniture, etc. net of depreciation (Note 1)	5,945,751	6,035,752
Total Fixed Assets	5,945,751	6,035,752
Other Assets:
Cash- reclamation bonds	222,014	222,014
Deposit	14,810	21,097
Total Other Assets	236,824	243,111
Total Assets	$6,191,920	$6,302,244
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$-	$868
Accounts payable	1,051,010	1,094,530
Wages payable	103,168	73,031
Accrued expenses	413,866	315,400
Reclamation obligations	182,210	171,377
Accrued interest payable	90,161	40,510
Accrued interest payable - related party (Note 2)	1,423,972	1,323,635
Accrued interest - at 50% conversion (Note 2)	1,493,821	1,346,445
Payroll taxes payable	274,053	238,940
Options payable	130,500	-
Debentures payable, (Note 3)	1,016,087	629,130
Debentures payable-related party (Note 2)	6,358,520	6,788,338
Debentures payable - 50% conversion (Note 2)	7,270,924	7,313,786
Total Current Liabilities	19,808,292	19,335,990
Total Liabilities	19,808,292	19,335,990
Stockholders' Deficit
Preferred Stock, authorized 20,000,000 shares, $0.001 Par Value, 9,800,000 shares issued and outstanding	9,800	9,800
Common Stock, authorized 5,000,000,000 shares, $0.001 Par Value, 4,658,273,975 and 2,920,192,308 shares issued and outstanding, respectively	4,658,274	2,920,192
Stock Payable	999,000	999,000
Additional Paid in Capital	52,804,004	54,048,020
Accumulated Deficit prior to exploration stage	(15,340,078)	(15,340,078)
Accumulated Deficit during the exploration stage	(56,747,372)	(55,670,680)
Total Stockholders' Deficit	(13,616,372)	(13,033,746)
Total Liabilities and Stockholders' Deficit	$6,191,920	$6,302,244

The accompanying notes are an integral part of these consolidated financial statements

Unico, Incorporated (An exploration stage company) Consolidated Statements of Operations (Unaudited)
			Cumulative
			Period from
			Inception
	For the Three Months Ended		(June 1, 2004) to
	May 31, 2010	May 31, 2009	May 31, 2010
Total Revenues	$-	$-	$26,202
Operating Expenses
Drilling, exploration and maintenance expense	11,307	17,582	1,821,408
Depreciation and accretion	100,834	123,577	1,507,068
Professional fees	17,348	51,791	2,581,621
Salaries/wages	121,126	151,290	2,893,212
General and administrative expense	314,857	102,387	5,008,526
Total Operating Expenses	565,472	446,627	13,811,835
Net Operating Loss	(565,472)	(446,627)	(13,785,633)
Other Income (Expense)
Interest expense	(511,220)	(570,658)	(19,984,892)
Interest income	-	-	30,427
Loss on sale of asset	-	-	(5,914)
Gain/(Loss) on settlement of debt	-	13,153	(22,989,858)
Gain on sale of equipment	-	-	12,520
Other income	-	-	(23,672)
Total Other Expense	(511,220)	(557,505)	(42,961,389)
LOSS FROM CONTINUING OPERATIONS	(1,076,692)	(1,004,132)	(56,747,022)
Income Tax Expense	-	-	(350)
Net Loss	$(1,076,692)	$(1,004,132)	$(56,747,372)
Net Loss Per Share	$(0.00)	$(0.01)
Weighted Average Shares Outstanding	3,684,429,319	66,974,951

The accompanying notes are an integral part of these consolidated financial statements

Unico, Incorporated (An exploration stage company) Consolidated Statements of Cash Flows (Unaudited)
			Cumulative
			Period from
			Inception
	For the three months ended		(June 1, 2004) to
	May 31, 2010	May 31, 2009	May 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(1,076,692)	$(1,004,132)	$(56,747,372)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Gain on disposal of fixed assets	-	-	(12,520)
Gain on settlement of liabilities	-	-	(18,399)
Depreciation and accretion expense	100,834	123,577	1,507,066
Loss on settlement of debt	-	-	23,442,317
Interest related to convertible debentures	351,547	423,420	17,112,263
Loss on sale of assets	-	-	5,914
Options issued to directors	130,500	-	130,500
Stock issued for services	-		409,069
Preferred stock for services	-	-	35,710
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Reclamation deposit	-	-	7,440
Prepaid expense	-	-	(20,397)
Deposit	6,287	-	11,445
Accounts receivable	15,110	-	1
Increase (Decrease) in:
Accrued expenses	251,126	162,765	1,556,532
Accounts payable and other liabilities	21,730	31,022	2,113,626
Net Cash Used by Operating Activities	(199,558)	(263,348)	(10,466,805)
Cash Flows from Investing Activities:
Sale of fixed assets	-	-	26,200
Purchase of fixed assets	-	-	(6,752,309)
Net Cash Used by Investing Activities	-	-	(6,726,109)
Cash Flows from Financing Activities:
(Decrease)/increase in bank overdraft	(868)	-	(13,622)
Capital contributions from shareholders	-	-	818,000
Proceeds from notes and stock payables	-	6,000	1,116,800
Issuance of convertible debentures	201,500	262,500	15,330,954
Payments on notes and debentures	-	-	(58,144)
Net Cash Provided by Financing Activities	200,632	268,500	17,193,988
Net Increase (Decrease) in Cash	1,074	5,152	1,074
Cash at Beginning of Period	-	417	-
Cash at End of Period	$1,074	$5,569	$1,074
Cash Paid For:
Interest	$7,013	$2,000	$98,023
Income Taxes	$-	$-	$350
Non-Cash Financing Activities:
Common stock issued for services	$-	$18,569	$417,685
Preferred stock issued for debt extinguishments	$-	$-	$261,550
Common Stock issued for debt extinguishments	$244,362	$310,279	$8,451,156

The accompanying notes are an integral part of these consolidated financial statements

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2010

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

Fixed Asset Schedule	May 31, 2010	February 28, 2010
Fixed Assets:
Furniture & Equipment	$2,393,260	$2,393,260
Land	200,000	200,000
Buildings	1,564,178	1,564,178
Electrical Substation	433,986	433,986
Patented mining claims	640,000	640,000
Mining Claim	2,360,000	2,360,000
Autos	78,914	78,914
Total	7,670,338	7,670,338
Less Depreciation	(1,724,587)	(1,634,586)
Net Equipment	$5,945,751	$6,035,752

The Deer Trail mining claims purchased include 32 patented mining claims and 170 unpatented mining claims.  The patented claims comprise 16% of the total claims purchased.  As a result, $640,000 ($4,000,000 x 16% = $640,000) has been treated as a purchase of land based on the fact that patented claims give the Company title to the use of the land.  Only $3,000,000 of the original $4,000,000 purchase was capitalized.  The balance of the capitalized amount of $2,360,000 is for the unpatented claims and is subject to be amortized over the life of the mineable assets.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2010

NOTE 1 – NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING PRINCIPLES – cont.

c.

Accounting for Convertible Debentures

The outstanding convertible debentures issued by the Company have a fixed monetary amount known at the time of issue and because of this are accounted for based on ASU 2009-15 of the Financial Accounting Standards Board (FASB).  These convertible debentures have a fixed face amount that is payable by cash plus interest on the principle owed, or can be converted into common shares of the Company determined by the discounted rate specified on the debenture itself.

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

Accounting for Uncertainty in Income Taxes

On March 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation, Accounting for Uncertainty in Income taxes prescribes a comprehensive model of how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. states that a tax benefit from an uncertain position may be recognized if it is "more likely than not" that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2010

NOTE 2 – RELATED PARTY DEBENTURES

Ray Brown, a former member of the board of directors, assigned $114,466 of his outstanding convertible debenture to Joseph Lopez, father of the Company’s Chief Executive Officer, Mark Lopez, as satisfaction on a personal loan. This debenture bears interest at 10% per annum and was due September 2005. The debenture is convertible into common stock of the Company at a discount of 20% off the closing bid price of the common stock on the date of conversion. The Company has recorded an accrued interest payable of $62,690 for Joseph Lopez’s debenture as of May 31, 2010.  As of the quarter ended May 31, 2010, the Company owes Joseph Lopez $114,466 in principal and $62,690 in interest.

In January of 2008 all of the debentures issued to Compass Capital Corporation, Blue Marble Investments and Reef Holdings totaling $5,179,954 that remained unpaid by Unico were purchased by and assigned to Moore Investment Holdings, LLC (“Moore Investment Holdings”).  Moore Investment Holdings is controlled by Joseph Lopez, the father of CEO Mark Lopez. The Company subsequently issued convertible debentures in the amount of $2,408,000 to Moore Investment Holdings through the fiscal year ended February 28, 2009, and issued an additional $1,789,000 in convertible debentures in the fiscal year ending February 28, 2010.  During the quarter ended May 31, 2010, the Company issued an additional $201,500 of convertible debentures to Moore Investment Holdings. The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

During the fiscal year ended February 28, 2010, the Company converted $59,940 of interest and $415,281 of principal due Moore Investment Holdings through the issuance of 503,240,780 shares of common stock. During the quarter ended May 31, 2010, the Company converted $2,388 of interest and $143,362 of principal due Moore Investment Holdings through the issuance of 965,000,000 shares of common stock.

During the fiscal year ended February 28, 2010, Moore Investment Holdings assigned $2,319,750 of its outstanding debentures to others for cash.  Of this amount $1,855,865 was converted to 2,325,848,319 shares of common stock of the Company and $112,198 of 2009 assignments was converted to 41,980,390 of common stock of the Company during the fiscal year ended February 28, 2010.   During the quarter ended May 31, 2010, Moore Investment Holdings assigned an additional $85,000 of its debentures to others for cash.  During the quarter ending May 31, 2010, $102,000 of principal and $283 of interest of the past assigned debentures were converted into 773,081,667 shares of common stock.

The summary of outstanding related party debt of $6,358,520, of which $5,837,520 is in default as of May 31, 2010, is as follows:

Moore Investment Holdings	$6,244,054
Joseph Lopez	$114,466
Total	$6,358,520

As of May 31, 2010 the Company has recorded a liability for beneficial conversion of $7,270,924 based on the discount to market available at the time of conversion of which $6,335,627 is attributable to related party debentures..

As of May 31, 2010 the Company has accrued $1,423,972 for interest due to related parties in regard to these outstanding debentures.   The Company has also recorded a liability for beneficial conversion for this same interest on the debentures of $1,493,821 based on the discount to market available at the time of conversion of which $1,411,434 is attributable to related party debentures.

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

During the quarter ended May 31, 2010, the Company issued $201,500 of convertible debentures that were used primarily to support subsidiary operations.  The debentures were issued with terms of 180 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion. As of May 31, 2010 there is non-affiliated convertible debentures, in the amount of $1,016,087 and related party debentures of $6,358,520, remaining on the

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2010

NOTE 3 – CONVERTIBLE DEBENTURES – cont.

Company’s books.  The Company has also recorded a liability for the 20% to 50% discount on conversion rights of the debentures.  As of the quarter ended May 31, 2009, the total liability of the beneficial conversion for the debenture is $7,270,924 and the total liability for the beneficial conversion on the interest portion of the debentures is $1,493,821.

NOTE 4 –STOCKHOLDER’S EQUITY

Common Stock

As of May 31, 2010, the Company had 4,658,273,975 shares of common stock issued and outstanding with 341,694,288 shares authorized but unissued

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

During the quarter ended May 31, 2010 the Company issued 1,738,081,667 shares of free trading common stock on the conversion of $244.362 principal and $2,671 interest on the terms of the outstanding debentures; 8% interest per annum and conversion at a discount of 50% of the closing bid for the Company’s common stock on the date of conversion.

Stock Options

	Shares	Exercise price
Total options outstanding, February 28, 2010	-	-

Summary of activity for the three months ended May 31, 2010:
Balance at February 28, 2010	-	-
Granted	535,000,000	$ .0003
Canceled	100,000,000	-
Exercised	-	-
Outstanding balance, May 31, 2010	435,000,000	$ .0003

Exercisable, May 31, 2010	-	$ -

The Options Grants shall become exercisable only when the Company has a sufficient number of authorized and unissued shares of its common stock available to cover all the conversion or exercisable of all previously issued convertible securities of the Company and all of the Options described above, and they shall be exercisable thereafter for a period of five (5) years.

The Company shall account for the fair market value of the options as a liability until such time as shares of common stock are available to cover all of the options that have been granted.

Preferred Stock

As of May 31, 2010, the Company had 9,800,000 shares of preferred stock issued and outstanding, all of which is Series A preferred stock. The Series A Preferred Stock entitle the holder to elect two of the Company’s directors and is convertible into shares of common stock on a 1:1 basis.

Stock Payable

During the year ended February 28, 2007, the Company sold a total of 152,238 post-reverse split shares of restricted common stock to a third party for total consideration of $999,000.  As of May 31, 2010, these shares had not been issued, resulting in a stock payable of $999,000.

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2010.

NOTE 4 –STOCKHOLDER’S EQUITY- cont.

Convertible Debentures

At the end of the quarter ending May 31, 2010 the Company has $6,856,185 of convertible debentures outstanding that are convertible at a rate of 50% discount of the closing bid for the Company’s common stock on the date of conversion, and it has $518,422 of convertible debentures outstanding that are convertible at a rate of 20% discount of the closing bid for the Company’s common stock on the date of conversion.

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

UNICO, INCORPORATED

Notes to the Consolidated Financial Statements

May 31, 2010

NOTE 6 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses of $72,087,450 from its inception through May 31, 2010.   It has not established any revenues with which to cover its operating costs and to allow it to continue as a going concern.

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

•

Research on the Deer Trail Mine Porphyry.

Accomplishing the 12-month plan of operations is dependent onthe Company raising approximately $8,380,000 in equity and/or debt.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 20, 2010, which is also the date the financial statements were issued.  Other than the items disclosed below, no other subsequent events have been noted.

Subsequent to the quarter ended May 31, 2010 the Company issued 340,000,000 shares of common stock on the conversion of $24,307 of principal and $4,693 of interest payable to Moore Investment Holdings.

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

Results of Operations

For the three months ended May 31, 2010 and May 31, 2009, Unico reported no revenues.

During the three months ended May 31, 2010 the Company incurred total operating expenses of $565,472, an increase of $118,845 from the $446,627 of total operating expenses incurred in the three months ended May 31, 2009.  The increase is due primarily to an increase of $212,470 in general and administrative expense offset by a decrease of $22,743 in depreciation and accretion, a decrease of $6,275 in drilling, exploration and maintenance expense, a decrease of $34,443 in professional fess and a decrease of $30,164 in salaries/wages. .  The overall increase is due to an increase in board fees and issuance of options to the board of directors offset in part by a decrease in other operating expenses which is largely attributable to a decrease in overall operations based on a lack of funding.

During the three months ended May 31, 2010, interest expense was $511,220, a decrease of $59,438 from the $570,658 of interest expense recorded in the three months ended May 31, 2009.  During the three months ended May 31, 2009, the Company had $-0- gain on settlement of debt as compared to $13,153 for the same three month period ended May 31, 2010.    The overall decrease in interest expense for the three month period is attributed to the fact that there were a smaller dollar amount of debentures outstanding in the three month period ended May 31, 2010 than for the same three month period a year ago.

During the three months ended May 31 2010, Unico experienced a net loss in the amount of $1,076,692 or approximately ($0.00) per share, compared to a net loss of $1,004,132 or approximately ($0.01) per share for the same period in 2009.  Unico attributes the $72,560 increase in net loss for the three month period ended May 31, 2010 compared to the three month period ending May 31, 2009, to an increase in general and administrative expenses because of increased expenses for the board of directors offset by  a decrease in operating expenses, and a decrease in interest expense due to a decrease in operations and funding.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of May 31, 2010 the Company had a deficit in working capital of $19,798,947.  The Company has accumulated $72,087,450 of net operating losses through May 31, 2010, which may be used to reduce taxes in future years through 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards.  The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs.  Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the operations of its Deer Trail Mining Company, LLC subsidiary.  In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s stockholders’ deficit increased $582,626 in the three month period ended May 31, 2010, from a deficit of ($13,033,746) as of February 28, 2010 to a deficit of ($13,616,372) as of May 31, 2010.

The Company needs to raise approximately $8,380,000 in equity and/or debt financing during the next 12 months to be used for the Company’s operations.  The Company will need to effect a reverse stock split of its issued and outstanding shares to permit the Company to have sufficient authorized, but unissued, shares of its common stock available to provide for the conversion of the Company’s existing $7,374,607 of convertible debentures into shares of the Company’s common stock.

Going Concern

Our auditors have issued a "going concern" opinion in note 6 of our February 28, 2010 financial statements, indicating we do not have established revenues sufficient to cover our operating costs and to allow us to continue as a going concern. If we are successful in raising an additional $8,380,000 in equity, debt or through other financing transactions in the next 12 months we believe that Unico will have sufficient funds to meet operating expenses until income from future activities are sufficient to cover operating expenses.

Capital Expenditures

The Company sold/traded $14,700 of property during the three months ended November 30, 2009.  The Company anticipates that it may spend, approximately $400,000 for additional capital expenditures during the balance of its current fiscal year.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended February 28, 2010, included in the Company’s Annual Report on Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision of the Board of Directors and with the participation of management, Mark A. Lopez, acting as our chief executive officer, and Kenneth C. Wiedrich, acting as our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of February 28, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective and did not identify all data that was  to be record to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.  During the audit period for the year ended February 28, 2010 journal entries to record stock awards were not initially recorded and adjusting entries were made during the audit process to correct this oversight.  Management has implemented a review process of all board minutes on a monthly basis to insure that all items are accounted for.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended May 31, 2010 management implemented a review process of all board minutes on a monthly basis to insure that all items are accounted for.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended May 31, 2010, the Company issued $201,500 of convertible debentures to Moore Investment Holdings.  The Debentures are due in 180 days from their issuance dates, bear interest at 8% per annum, and provide that the principal amount and accrued interest are convertible, at the option of the holders of the Debentures, into Unico’s common stock at a price per share equal to 50% of the closing bid price of Unico’s common stock as quoted on the OTC Bulletin Board on the immediately preceding trading day prior to delivering the notice of conversion.  The cash from the issuance of the debentures was used for operations.

During the quarter ended May 31, 2010, the Company issued 1,738,081,667 shares of its common stock on the conversion of $244,362 principal and $2,671 interest on the terms of the outstanding debentures, at a discount of 50% from the closing bid price for the Company’s common stock on the date of each conversion

All of the shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.  Each of the recipients received disclosure information concerning Unico.  The certificates representing the shares issued were all appropriately restricted, except in those situations where shares could be issued without a restricted legend in reliance on Rule 144 (b) (1).

As of May 31, 2010, there are approximately $7,374,607 of outstanding convertible debentures and the holders of these debentures have the right to convert them to shares of the Company’s common stock.  Approximately $518,422 of these debentures are convertible at a 20% discount from the bid price of Unico’s common stock as of the time of conversion, and the balance are convertible at a 50% discount from the bid price of Unico’s common stock as of the time of conversion.

All of the Debentures and shares of common stock were issued without payment of any underwriting discounts or commissions, and without the assistance of an underwriter.

For information concerning sales of other convertible debentures or shares of Unico's Common Stock by Unico which were not registered under the Securities Act of 1933 during the fiscal years ended February 28, 2007, February 29, 2008 and February 28, 2009, or during the first fiscal quarter of the current fiscal year, please refer to Unico's annual reports on Form 10-KSB for the fiscal year ended February 28, 2008, and Form 10-K for the fiscal years ended February 29, 2009 and February 28, 2010, respectively.

Item 3.    Defaults Upon Senior Securities.

As of February 28, 2010 the Company had $7,417,468 of convertible debentures that were due and payable.  Of this amount, $6,715,969 were in default.

As of May 31, 2010, the Company had $7,374,607 of convertible debentures of which $6,853,607 are in default and are due to the following:

Moore Investment Holdings, LLC	$5,723,054
Joseph Lopez	$114,466
Ray Brown	$403,956
C. M. Anderson and third parties	$612,131
Total in default	$6,853,607

Of the remaining debentures that are due and payable, $95,000 defaulted in June, 2010, and $126,500 will default in July, 2010, and $98,000 will default in August, 2010, if not paid.

The Company has also recorded a liability for the 20% to 50% discount conversion rights of the debentures.  As of May 31, 2010 the total liability of the beneficial conversion for the debentures is $7,270,924 and the total liability for the interest portion of the beneficial conversion of the debentures is $1,493,821.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

On January 12, 2010, Unico established an Audit Committee and adopted an Audit Committee charter.  Ernest H. Kuhn, Edward E. Winders and David A. Gillespie were appointed to the Audit Committee to serve for a period of one year.  Ernest H. Kuhn was appointed Chairman of the Audit Committee. Subsequent to the quarter ending May 31, 2010 on June 17, 2010, Ernest H Kuhn resigned as a member of the board of directors and as chairman of the audit committee.  The board of directors nominating committee is in the process of reviewing candidates to fill this vacancy.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit No.	Description	Location
10.100	Convertible Debenture No. 249 for $16,000 dated March 1, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.101	Convertible Debenture No. 250 for $30,000 dated March 4, 2010, issued to Moore Investment Holdings, LLC	Filed herewith
10.102	Convertible Debenture No. 251 for $25,000 dated March 5, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.103	Convertible Debenture No. 252 for $15,000 dated April 5, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.104	Convertible Debenture No. 253 for $30,000 dated April 9, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.105	Convertible Debenture No. 254 for $10,000 dated April 14, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.106	Convertible Debenture No. 255 for $10,000 dated April 20, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.107	Convertible Debenture No. 256 for $10,000 dated April 21, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.108	Convertible Debenture No. 257 for $10,000 dated April 26, 2010 issued to Moore Investment Holdings, LL	Filed herewith
10.109	Convertible Debenture No. 258for $5,000 dated April 29, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.110	Convertible Debenture No. 259 for $5,000 dated May 6, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.111	Convertible Debenture No. 260 for $5,000 dated May 7, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.112	Convertible Debenture No. 261for $5,000 dated May 17, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.113	Convertible Debenture No. 262 for $5,000 dated May 18, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.114	Convertible Debenture No. 263 for $5,000 dated May 19, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.115	Convertible Debenture No. 264 for $1,500 dated May 25, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.116	Convertible Debenture No. 265 for $7,000 dated May 26, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
10.117	Convertible Debenture No. 266 for $7,000 dated May 28, 2010 issued to Moore Investment Holdings, LLC	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNICO, INCORPORATED

Date: July 20, 2010	/s/ Mark A. Lopez Mark A. Lopez Chief Executive Officer